Form 10-Q
period 2019-09-30
Stoke Therapeutics, Inc.
filed 2019-11-12
CIK 1623526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

(781) 430-8200

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	STOK	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2019, the registrant had 32,729,777 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Stoke Therapeutics, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$233,049	$105,399
Prepaid expenses and other current assets	3,255	548
Interest receivable	376	196
Total current assets	$236,680	$106,143
Restricted cash	205	204
Property and equipment, net	1,942	1,192
Total assets	$238,827	$107,539
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,789	$1,071
Accrued and other current liabilities	3,127	1,396
Total current liabilities	$4,916	$2,467
Long term liabilities	228	4
Total liabilities	$5,144	$2,471
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred Stock, par value of $0.0001 per share; 10,000,000 shares authorized, none issued and outstanding as of September 30, 2019; and no shares authorized, issued or outstanding as of December 31, 2018	—	—
Convertible Preferred Stock, par value of $0.0001 per share; no shares authorized, issued or outstanding at September 30, 2019; 22,677,585 shares issued and outstanding as of December 31, 2018; aggregate liquidation preference of $130,850 at December 31, 2018	—	2
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized, 32,724,153 and 727,413 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3	—
Additional paid-in capital	281,555	130,776
Accumulated deficit	(47,875)	(25,710)
Total stockholders’ equity	$233,683	$105,068
Total liabilities and stockholders’ equity	$238,827	$107,539

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	6,518	2,227	16,675	5,367
General and administrative	3,324	1,090	7,935	2,872
Total operating expenses	9,842	3,317	24,610	8,239
Loss from operations	(9,842)	(3,317)	(24,610)	(8,239)
Other income (expense):
Interest income	1,236	—	2,447	—
Other income (expense), net	2	—	(2)	—
Total other income	1,238	—	2,445	—
Net loss and comprehensive loss	$(8,604)	$(3,317)	$(22,165)	$(8,239)
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(4.75)	$(1.71)	$(11.90)
Weighted-average common shares outstanding, basic and diluted	32,707,647	698,970	12,991,672	692,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity

(in thousands, except share and per share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance as of December 31, 2018	22,677,585	$2	727,413	$—	$130,776	$(25,710)	$105,068
Net loss	—	—	—	—	—	(5,742)	(5,742)
Stock-based compensation	—	—	—	—	181	—	181
Issuance of common stock upon exercise of stock options	—	—	164,810	—	74	—	74
Balance as of March 31, 2019	22,677,585	$2	892,223	$—	$131,031	$(31,452)	$99,581
Net loss	—	—	—	—	—	(7,819)	(7,819)
Stock-based compensation	—	—	—	—	298	—	298
Issuance of common stock upon exercise of stock options	—	—	29,981	—	27	—	27
Issuance of common stock upon initial public offering, net of underwriting discounts, commissions, and offering costs	—	—	9,074,776	1	149,448	—	149,449
Conversion of preferred stock to common stock	(22,677,585)	(2)	22,677,585	2	—	—	—
Balance as of June 30, 2019	—	$—	32,674,565	$3	$280,804	$(39,271)	$241,536
Net loss	—	—	—	—	—	(8,604)	(8,604)
Stock-based compensation	—	—	—	—	731	—	731
Issuance of common stock upon exercise of stock options	—	—	49,588	—	20	—	20
Balance as of September 30, 2019	—	$—	32,724,153	$3	$281,555	$(47,875)	$233,683

Balance as of December 31, 2017	4,980,168	—	670,090	—	11,897	(13,189)	(1,292)
Net loss	—	—	—	—	—	(1,912)	(1,912)
Stock-based compensation	—	—	—	—	4	—	4
Issuance of common stock upon exercise of stock options	—	—	21,119	—	8	—	8
Issuance of convertible Preferred Stock, net of issuance costs of $88	4,071,554	1	—	—	15,411	—	15,412
Balance as of March 31, 2018	9,051,722	$1	691,209	$—	$27,320	$(15,101)	$12,220
Net loss	—	—	—	—	—	(3,010)	(3,010)
Stock-based compensation	—	—	—	—	77	—	77
Balance as of June 30, 2018	9,051,722	$1	691,209	$—	$27,397	$(18,111)	$9,287
Net loss	—	—	—	—	—	(3,317)	(3,317)
Stock-based compensation	—	—	—	—	40	—	40
Issuance of common stock upon exercise of stock options	—	—	14,273	—	7	—	7
Issuance of convertible Preferred Stock, net of issuance costs of $32	3,546,192	—	—	—	13,368	—	13,368
Balance as of September 30, 2018	12,597,914	$1	705,482	$—	$40,812	$(21,428)	$19,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of cash flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(22,165)	$(8,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	311	139
Stock-based compensation	1,210	121
Gain/Loss on disposal of property and equipment	3	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2,887)	(305)
Accounts payable and accrued liabilities	2,652	838
Deferred rent	22	(3)
Net cash used in operating activities	$(20,854)	$(7,449)
Cash flows from investing activities:
Purchases of property and equipment	(1,067)	(842)
Proceeds from sale of property and equipment	2	—
Net cash used in investing activities	$(1,065)	$(842)
Cash flows from financing activities:
Proceeds from issuance of convertible Preferred Stock	—	25,847
Proceeds from issuance of common stock upon exercise of stock options	121	15
Proceeds from the issuance of common stock upon initial public offering	151,912	—
Payments of initial public offering costs	(2,463)	—
Other	—	(2)
Net cash provided by financing activities	$149,570	$25,860
Net increase in cash, cash equivalents and restricted cash	$127,651	$17,569
Cash, cash equivalents and restricted cash—beginning of period	105,603	1,854
Cash, cash equivalents and restricted cash—end of period	$233,254	$19,423
Supplemental disclosure of non-cash investing and financing activities:
Issuance of convertible Preferred Stock in exchange for simple agreement for future equity	$—	$3,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiaries

Notes to condensed consolidated financial statements—(unaudited)

1. Nature of the business and basis of presentation

Organization

Stoke Therapeutics, Inc. (the “Company”) was founded in June 2014 and was incorporated under the laws of the State of Delaware. The Company is an early-stage biopharmaceutical company pioneering a new way to treat the underlying causes of severe genetic diseases by precisely upregulating protein expression.

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

Liquidity

The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of the issuance date of these unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2019, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements into 2023. The future viability of the Company beyond that date is dependent on its ability to raise additional capital to finance its operations.

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

Unaudited interim financial information

The accompanying interim unaudited condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and related footnotes as of and for the year ended December 31, 2018, included in the Company’s prospectus, which was filed with the Securities and Exchange Commission, or SEC, on June 19, 2019. The Company’s financial information as of September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet information as of December 31, 2018 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, expenses and disclosure of contingent assets and liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits its cash in checking, sweep and money market accounts.

Restricted cash

At September 30, 2019, restricted cash consisted of money market accounts collateralizing letters of credit issued as a security deposits in connection with the Company’s leases of its corporate facilities.

The following table reconciles cash and cash equivalents and restricted cash per the condensed consolidated balance sheet to the condensed consolidated statement of cash flows (in thousands):

	As of September 30,
	2019	2018
Cash and cash equivalents	$233,049	$19,367
Restricted cash	205	56
Total cash, cash equivalents and restricted cash	$233,254	$19,423

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

3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair value measurements as of September 30, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$233,049	$—	$—	$233,049
Total	$233,049	$—	$—	$233,049

	Fair value measurements as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$105,399	$—	$—	$105,399
Total	$105,399	$—	$—	$105,399

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the consolidated balance sheets as of September 30, 2019 and December 31, 2018.

There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

The carrying value of cash, cash equivalents, accounts payable and accrued expenses that are reported on the consolidated balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

4. Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued employee compensation costs	$1,359	$901
Accrued professional	339	200
Accrued research and development costs	1,335	234
Accrued other	94	61
	$3,127	$1,396

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

In December 2018, the Company entered into an agreement to lease 2,485 square feet of space for a term of three years. The lease includes one renewal option for an additional two years. Lease terms commence at $0.2 million per annum, with 2.5% annual base rent increases plus operating expenses, real estate taxes, utilities and janitorial fees. The lease commencement date was May 1, 2019.

As of September 30, 2019, the future minimum payments for operating leases are as follows (in thousands):

October 1, 2019 to December 31, 2019	$281
2020	1,149
2021	1,102
2022	81
Thereafter	—
$2,613

Rent expense incurred under operating leases was approximately $0.3 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively and $0.8 million and $0.2 million for the nine months ended September 30, 2019 and 2018 respectively.

Consulting agreement

In October 2014, the Company entered into a consulting agreement with a member of the Company’s board of directors, who is also an employee of Cold Spring Harbor Laboratory (“CSHL”), to provide consulting services related to scientific research related to the development of antisense-based drugs, therapies, diagnostic and research tools, products, services and intellectual property. The Company recognized expense of $0.02 million and $0.02 million in the three month periods ended September 30, 2019 and 2018 respectively, and $0.07 million and $0.07 million in the nine month periods ended September 30, 2019 and 2018 respectively, for such consulting services. The initial term of this agreement was five years and may be extended by the mutual consent of the Company and the board member.

License and research agreements

In July 2015, the Company entered into a worldwide license agreement (the “CSHL Agreement”), with CSHL, with respect to Targeted Augmentation of Nuclear Gene Output (“TANGO”) patents. Under the CSHL Agreement, the Company receives an exclusive (except with respect to certain government rights and non-exclusive licenses), worldwide license under certain patents and applications relating to TANGO. As part of the CSHL Agreement, the Company granted CSHL 164,927 shares of common stock valued based on an independent appraisal at approximately $0.07 million. The CSHL Agreement obligates the Company to make additional payments that are contingent upon certain milestones being achieved. The Company is also required to pay royalties, tiered based on the scope of patent coverage for each licensed product, ranging from a low-single digit percentage to a mid-single digit percentage on annual net sales. These royalty obligations apply on a licensed product-by-licensed product and country-by-country basis until the latest of (i) the expiration of the last valid claim of a CSHL patent covering the applicable licensed product or (ii) the expiration of any regulatory exclusivity for the applicable licensed product. In addition, if the Company sublicenses the rights under the CSHL Agreement, the Company is required to pay a maximum of twenty percent of the sublicense revenue to CSHL, which may be reduced to a mid-teens or a mid-single digit percentage upon achievement of certain clinical milestones for the applicable licensed product. Finally, the Company is required to pay an annual license maintenance fee of $0.01 million, which amount is creditable against any owed royalty or milestone payments. The maximum aggregate potential milestone payments payable total approximately $0.9 million. Additionally, certain licenses under the CSHL Agreement require the Company to reimburse CSHL for certain past and ongoing patent related expenses, however there were no expenses related to these reimbursable patent costs during the three months and nine months ended September 30, 2019 and 2018.

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton, (the “Southampton Agreement”), whereby the Company acquired rights to foundational technologies related to the Company’s TANGO technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. As part of the Southampton Agreement, the Company paid 0.06 million pounds sterling (approximately $0.07 million as of the date thereof) as an up-front license fee. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. The maximum aggregate potential milestone payments payable by the Company totaled approximately 0.4 million pounds sterling (approximately $0.5 million as of September 30, 2019). As of September 30, 2019, and December 31, 2018, the Company had recorded no liabilities under the Southampton Agreement.

Sponsored research agreement

In December 2017, the Company entered into a sponsored research agreement with the University of Michigan (the “University of Michigan Agreement”) to fund research conducted at the University of Michigan through November 2018. The budget for the scope of work described in the research agreement was $0.4 million. In December 2018, the University of Michigan Agreement was renewed and extended through November 2020 with a budget for the scope of work of $0.6 million. The costs incurred by the Company under the University of Michigan Agreement are recorded as research and development expense and expensed in the period in which they are incurred. Research and development spending under the University of Michigan Agreement was $0.1 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively.

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

On June 21, 2019, the Company completed its IPO and in conjunction therewith, all outstanding convertible preferred stock was converted into common stock.  Accordingly, as of September 30, 2019, there was no preferred stock outstanding. At December 31, 2018, the Company’s amended and restated certificate of incorporation authorized the Company to issue 225,584,874 shares of $0.0001 par value convertible preferred stock, 49,540,132 were designated Series A convertible preferred stock (Series A Preferred), 75,777,370 were designated Series A-2 Preferred and 100,267,372 were designated Series B convertible preferred stock (Series B Preferred) (collectively, the Preferred Stock). The following table summarizes the Company’s issued and outstanding Preferred Stock (in thousands except share amounts):

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

As of September 30, 2019, there were no shares available for future issuance under the 2014 Plan and 2,246,328 shares were available under the 2019 Plan.

During the nine months ended September 30, 2019, the Company granted options to purchase 1,073,469 shares of common stock to certain of its employees, and directors, respectively. The options vest over four years except for certain options granted to members of our board of directors which vest over one or three years and are exercisable at a per share price equal to the fair value of the common stock on the grant date.

Stock-based compensation

As of September 30, 2019, there was $6.0 million of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the 2014 Plan. The compensation is expected to be recognized over a weighted average period of four years as of September 30, 2019.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development	$134	$14	$330	$40
General and administrative	597	26	880	81
	$731	$40	$1,210	$121

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

9. Net loss per share attributable to common stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(8,604)	$(3,317)	$(22,165)	$(8,239)
Denominator:
Weighted-average number of common shares, basic and diluted	32,707,647	698,970	12,991,672	692,509
Net loss per common share attributable to common stockholders, basic and diluted	$(0.26)	$(4.75)	(1.71)	(11.90)

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

	September 30,
	2019	2018
Preferred Stock	—	12,597,914
Outstanding options to purchase common stock	4,218,937	2,117,728
	4,218,937	14,715,642

10. Income taxes

The Company did not record an income tax benefit in its consolidated statement of operations for the three and nine months ended September 30, 2019 and 2018 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company had net deferred tax assets and liabilities of $7.6 million at December 31, 2018. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of September 30, 2019 and December 31, 2018, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company did not record any amounts for unrecognized tax benefits as of September 30, 2019 or December 31, 2018.

11. Employee benefits

In 2016, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Company was not required to make and did not made any contributions to the 401(k) Plan for the three and nine months ended September 30, 2019 and 2018, respectively.

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

As of September 30, 2019 and December 31, 2018 we had $233.2 million and $105.6 million, respectively, in cash, cash equivalents and restricted cash.

Since inception, we have had operating losses, the majority of which are attributable to research and development activities. Our net losses were $8.6 million and $3.3 million for the three months ended September 30, 2019 and 2018, respectively. Our net losses were $22.2 million and $8.2 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $47.9 million.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and restricted cash as of September 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements into 2023. To date, we have not had any products approved for sale and have not generated any product sales. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

Recent Developments

On August 6, 2019, we announced that the U.S Food and Drug Administration has granted orphan drug designation to our lead product candidate, STK-001, an investigational new treatment for Dravet Syndrome.  On August 20, 2019, we announced that the first patient enrolled in an observational study of children and adolescents living with Dravet Syndrome.

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

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
STK-001	$3,228	$541	$7,565	$933
Non-program specific and unallocated research and development expenses	3,290	1,686	9,110	4,434
Total research and development expenses	$6,518	$2,227	$16,675	$5,367

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

Results of operations for the three months ended September 30, 2019 and 2018

The following table sets forth our results of operations:

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Consolidated statements of operations:
Revenue	$—	$—
Operating expenses:
Research and development	6,518	2,227
General and administrative	3,324	1,090
Total operating expenses	$9,842	$3,317
Loss from operations	$(9,842)	$(3,317)
Other income:
Interest income	1,236	—
Other income, net	2	—
Total other income	$1,238	$—
Net loss	$(8,604)	$(3,317)

Research and development expenses

Research and development expenses were $6.5 million for the three months ended September 30, 2019 as compared to $2.2 million for the three months ended September 30, 2018, an increase of $4.3 million. The table below summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,
	2019	2018
STK-001	$3,228	$541
Personnel-related expenses	1,804	1,056
Third-party services	244	133
Scientific consulting	214	45
Facilities and other research and development expenses	1,028	452
Total research and development expenses	$6,518	$2,227

The increase in research and development expenses were primarily attributable to an increase of $2.7 million on our STK-001 program, comprised of third-party services and scientific consulting fees, an increase of $0.7 million in personnel costs resulting from an increase in headcount, an increase of $0.3 million in consulting, third-party services, materials and other costs as we advance our discovery, preclinical and clinical activities, and an increase of $0.6 million in facilities and other costs.  The increases in expense reflect the accelerating pace of research and development activities and the increases in personnel, facilities, third party and consulting services to support those activities.

General and administrative expenses

General and administrative expenses were $3.3 million for the three months ended September 30, 2019 as compared to $1.1 million for the three months ended September 30, 2018, an increase of $2.2 million.

The increase in general and administrative expenses were primarily attributable to an increase of $0.5 million in personnel costs resulting from an increase in headcount, an increase of $1.5 million in third-party services to support our in-house personnel in various aspects of developing and supporting the business including human resources, information technology, audit, tax, public relations, communications and other general and administrative activities and expenses including stock compensation expense and an increase of $0.2 million in facilities and other costs.

Other income

The change in our other income for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 principally reflects returns on higher levels of cash reserves.

Results of operations for the nine months ended September 30, 2019 and 2018

The following table sets forth our results of operations:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Consolidated statements of operations:
Revenue	$—	$—
Operating expenses:
Research and development	16,675	5,367
General and administrative	7,935	2,872
Total operating expenses	$24,610	$8,239
Loss from operations	$(24,610)	$(8,239)
Other income (expense):
Interest income	2,447	—
Other expense, net	(2)	—
Total other income (expense)	$2,445	$—
Net loss	$(22,165)	$(8,239)

Research and development expenses

Research and development expenses were $16.7 million for the nine months ended September 30, 2019 as compared to $5.4 million for the nine months ended September 30, 2018, an increase of $11.3 million. The table below summarizes our research and development expenses (in thousands):

	Nine Months Ended September 30,
	2019	2018
STK-001	$7,566	$933
Personnel-related expenses	5,014	2,593
Third-party services	801	498
Scientific consulting	380	117
Facilities and other research and development expenses	2,914	1,226
Total research and development expenses	$16,675	$5,367

The increase in research and development expenses were primarily attributable to an increase of $6.6 million on our STK-001 program, comprised of third-party services and scientific consulting fees, an increase of $2.4 million in personnel costs resulting from an increase in headcount, an increase of $0.6 million in consulting, third-party services, materials and other costs as we advance our discovery and preclinical activities, and an increase of $1.7 million in facilities and other costs including stock compensation expense. The increases in expense reflect the accelerating pace of research and development activities and the increases in personnel, facilities, third party and consulting services to support those activities.

General and administrative expenses

General and administrative expenses were $7.9 million for the nine months ended September 30, 2019 as compared to $2.9 million for the nine months ended September 30, 2018, an increase of $5.0 million.

The increase in general and administrative expenses were primarily attributable to an increase of $1.3 million in personnel costs resulting from an increase in headcount, an increase of $3.3 million in third-party services to support our in-house personnel in various aspects of developing and supporting the business including human resources, information technology, audit, tax, public relations, communications, insurance and other general and administrative activities and expenses, including stock compensation expense, and an increase of $0.4 million in facilities and other costs.

Other income (expense)

The change in our other income (expense) for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 principally reflects returns on higher levels of cash reserves.

Liquidity and capital resources

Since our inception through June 21, 2019, our operations were financed by net proceeds of $131.0 million primarily from the sale of convertible notes and our convertible preferred stock. On June 21, 2019, we completed an initial public offering (“IPO”) of our common stock and issued and sold 9,074,776 shares of common stock at a public offering price of $18.00 per share, which included 1,183,666 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock resulting in net proceeds of $151.9 million after deducting underwriting discounts and commissions but before deducting offering costs of approximately $2.5 million.

As of September 30, 2019, we had $233.2 million in cash, cash equivalents and restricted cash. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception in June 2014 and, as of September 30, 2019, we had an accumulated deficit of $47.9 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

Cash flows

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(20,853)	$(7,449)
Investing activities	(1,065)	(842)
Financing activities	149,569	25,860
Net increase in cash, cash equivalents and restricted cash	$127,651	$17,569

Operating activities

During the nine months ended September 30, 2019, cash used in operating activities was $20.9 million and was primarily attributable to a net loss of $22.2 million, partially offset by non-cash charges of $1.5 million for share-based compensation and depreciation, and a net change of $0.2 million in our net operating assets and liabilities.

During the nine months ended September 30, 2018, cash used in operating activities was $7.4 million and was attributable to a net loss of $8.2 million offset by non-cash charges of $0.3 million and a net change of $0.5 million in our net operating assets and liabilities.

Investing activities

Our investing activities during the nine months ended September 30, 2019 and 2018 have consisted principally of purchases of property and equipment.

Financing activities

Our financing activities during the nine months ended September 30, 2019 consisted primarily of our completion of an initial public offering of our common stock where we issued and sold 9,074,776 shares of common stock at a public offering price of $18.00 per share, resulting in net proceeds of $151.9 million after deducting underwriting discounts and commissions but before deducting offering costs of approximately $2.5 million; and $0.1 million from the exercise of stock options.

Our financing activities during the nine months ended September 30, 2018 consisted primarily of the closing of our Series A-2 convertible preferred stock financing in January 2018.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of September 30, 2019 and the effects that such obligations are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Fiscal Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$2,613	$281	$2,332	$—	$—
Total	$2,613	$281	$2,332	$—	$—

In August 2018, we entered into an agreement to sublease approximately 23,000 square feet of space for a term of three years. Lease terms are triple net lease commencing at $0.9 million per year, then with 3% annual base rent increases plus operating expenses, real estate taxes, utilities and janitorial fees. The lease commencement date was December 10, 2018.

In December 2018, we entered into an agreement to lease 2,485 square feet of space for a term of three years. The lease includes one renewal option for an additional two years. Lease terms commence at $0.2 million per year, with 2.5% annual base rent increases plus operating expenses, real estate taxes, utilities and janitorial fees. The lease commencement date was May 1, 2019.

Commitments

Our commitments primarily consist of obligations under our agreements with CSHL and the University of Southampton. As of September 30, 2019, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6—Commitments and Contingencies of the notes to our condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash, cash equivalents and restricted cash of $233.2 million as of September 30, 2019 and $105.6 million as of December 31, 2018. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. A hypothetical 100 basis point change in interest rates would affect the fair market value of our cash equivalents by approximately $2.3 million.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred net losses in each year since our inception. We incurred net losses of $8.6 million and $3.3 million, for the three months ended September 30, 2019 and 2018, respectively. We incurred net losses of $22.2 million and $8.2 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $47.9 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for STK-001 and other future product candidates, if any, and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our cash, cash equivalents and restricted cash of $233.2 million as of September 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements into 2023. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our results of operations and increase our capabilities to successfully commercialize STK-001 and our future product candidates. In particular, we believe that our future success is highly dependent upon the contributions of our senior management, particularly our Chief Executive Officer, our Chief Financial Officer, our Chief Operating Officer and Chief Business Officer, our Chief Medical Officer, and our Co-Founder and Vice President, Head of Biology, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals, who all have at-will employment arrangements with us, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates, if approved. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

Based on the beneficial ownership of our common stock as of September 30, 2019, our executive officers, directors and affiliates beneficially owned approximately 53.4% of our outstanding voting stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We are not currently required to comply with the SEC’s, rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

None.

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

Not Applicable.

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

Company Name

Date: November 12, 2019	By:	/s/ Edward M. Kaye, M.D.
Edward M. Kaye, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Stephen J. Tulipano
Stephen J. Tulipano
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)