Form 10-Q
period 2020-03-31
Stoke Therapeutics, Inc.
filed 2020-05-15
CIK 1623526

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, the registrant had 32,972,926 shares of common stock, $0.0001 par value per share, outstanding.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A “Risk Factors.” These risks and uncertainties include, but are not limited to:

•

the direct and indirect impact of COVID-19 on our business, financial condition and operations, including on our expenses, supply chain, strategic partners, research and development costs, clinical trials and employees;

•	our ability to become profitable;
•	our ability to procure sufficient funding;
•	our limited operating history;
•	our ability to develop, obtain regulatory approval for and commercialize STK-001 and our future product candidates, including any impact from COVID-19;
•	our success in early preclinical studies or clinical trials, which may not be indicative of results obtained in later studies or trial;
•	our ability to obtain regulatory approval to commercialize STK-001 or any other future product candidate;
•	our ability to identify patients with the diseases treated by STK-001 or our future product candidates, and to enroll patients in trials;
•	the success of our efforts to use TANGO to expand our pipeline of product candidates and develop marketable products;
•	our ability to obtain, maintain and protect our intellectual property;
•	our reliance upon intellectual property licensed from third parties;
•	our ability to identify, recruit and retain key personnel;
•	our financial performance; and
•	developments or projections relating to our competitors or our industry.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Stoke Therapeutics, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$211,288	$222,471
Prepaid expenses and other current assets	4,342	3,281
Interest receivable	144	281
Total current assets	$215,774	$226,033
Restricted cash	205	205
Operating lease right-of-use assets	1,900	—
Property and equipment, net	2,962	2,512
Total assets	$220,841	$228,750
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,779	$751
Accrued and other current liabilities	3,676	3,350
Total current liabilities	$5,455	$4,101
Long term liabilities	1,044	221
Total liabilities	$6,499	$4,322
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized, 32,967,350 and 32,861,842 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	283,413	282,460
Accumulated deficit	(69,074)	(58,035)
Total stockholders’ equity	$214,342	$224,428
Total liabilities and stockholders’ equity	$220,841	$228,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$—	$—
Operating expenses:
Research and development	7,215	4,133
General and administrative	4,520	2,189
Total operating expenses	11,735	6,322
Loss from operations	(11,735)	(6,322)
Other income:
Interest income	674	580
Other income, net	22	—
Total other income	696	580
Net loss and comprehensive loss	$(11,039)	$(5,742)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(6.89)
Weighted-average common shares outstanding, basic and diluted	32,897,395	833,469

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity

(in thousands, except share and per share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance as of December 31, 2018	22,677,585	$2	727,413	$—	$130,776	$(25,710)	$105,068
Net loss	—	—	—	—	—	(5,742)	(5,742)
Stock-based compensation	—	—	—	—	181	—	181
Issuance of common stock upon exercise of stock options	—	—	164,810	—	74	—	74
Balance as of March 31, 2019	22,677,585	$2	892,223	$—	$131,031	$(31,452)	$99,581

Balance as of December 31, 2019	—	$—	32,861,842	$3	$282,460	$(58,035)	$224,428
Net loss	—	—	—	—	—	(11,039)	(11,039)
Stock-based compensation	—	—	—	—	754	—	754
Issuance of common stock upon exercise of stock options	—	—	105,508	—	199	—	199
Balance as of March 31, 2020	—	$—	32,967,350	$3	$283,413	$(69,074)	$214,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of cash flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(11,039)	$(5,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	193	80
Stock-based compensation	754	181
Loss on disposal of property and equipment	3	3
Reduction in the carrying amount of right of use assets	253	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(924)	(796)
Accounts payable and accrued liabilities	(11)	(265)
Deferred rent	—	7
Net cash used in operating activities	$(10,771)	$(6,532)
Cash flows from investing activities:
Purchases of property and equipment	(610)	(92)
Proceeds from sale of property and equipment	—	2
Net cash used in investing activities	$(610)	$(90)
Cash flows from financing activities:
Payments on capital lease	(1)	(1)
Proceeds from issuance of common stock upon exercise of stock options	199	74
Deferred Financing Costs	—	(141)
Net cash provided by (used in) financing activities	$198	$(68)
Net decrease in cash, cash equivalents and restricted cash	$(11,183)	$(6,690)
Cash, cash equivalents and restricted cash—beginning of period	$222,676	$105,603
Cash, cash equivalents and restricted cash—end of period	$211,493	$98,913

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Property and equipment included in accrued expense and accounts payable	$35	$198
Right-of-use assets recognized in exchange for operating leases upon adoption of Topic 842	$2,153	—
Deferred offering costs not yet paid	—	$944

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

Initial public offering

On June 21, 2019, the Company completed an initial public offering (“IPO”) of its common stock and issued and sold 9,074,776 shares of common stock at a public offering price of $18.00 per share, which included 1,183,666 shares sold upon full exercise of the underwriters’ option to purchase additional shares, resulting in net proceeds of approximately $149.4 million after deducting underwriting discounts, commissions and offering costs of $13.9 million. Upon closing of the IPO, the Company’s outstanding convertible preferred stock automatically converted into shares of common stock (see Note 6). Upon conversion of the convertible preferred stock, the Company reclassified the carrying value of the convertible preferred stock to common stock and additional paid-in capital.

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

Liquidity

The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of the issuance date of these unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2020, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of its condensed consolidated financial statements.

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

Unaudited interim financial information

The accompanying interim unaudited condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and related footnotes as of and for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission, or SEC, on March 23, 2020. The Company’s financial information as of March 31, 2020, and for the three months ended March 31, 2020 and 2019 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet information as of December 31, 2019 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

Restricted cash

At March 31, 2020, restricted cash consisted of money market accounts collateralizing letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities.

The following table reconciles cash and cash equivalents and restricted cash per the condensed consolidated balance sheet to the condensed consolidated statement of cash flows (in thousands):

	As of March 31,
	2020	2019
Cash and cash equivalents	$211,288	$98,651
Restricted cash	$205	$262
Total cash, cash equivalents and restricted cash	$211,493	$98,913

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

The Company is also a “smaller reporting company,” meaning that as of the date of its initial public offering, the market value of its stock held by non-affiliates is less than $700 million and our annual revenue is less than $100 million during the most recently completed fiscal year. The Company may continue to be a smaller reporting company as long as either (i) the market value of its stock held by non-affiliates is less than $250 million or (ii) its annual revenue is less than $100 million during the most recently completed fiscal year and the market value of its stock held by non-affiliates is less than $700 million. If the Company is a smaller reporting company at the time it ceases to be an emerging growth company, the Company may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, the Company may choose to present only the two most recent fiscal years of audited financial statements in its Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard established a right-of-use model that requires all lessees to recognize right-of-use assets and lease liabilities on their balance sheet that arise from leases as well as provide disclosures with respect to certain qualitative and quantitative information related to a company's leasing arrangements. The Company adopted Topic 842 on January 1, 2020 using the modified retrospective approach and elected to apply the transition method that allows companies to continue applying guidance under the lease standard in effect at that time in the comparative period financial statements and recognize a cumulative-effect adjustment to the balance sheet on the date of adoption. The Company has also elected the package of practical expedients to not reassess its prior conclusions about lease identification, lease classification and indirect costs and to not separate lease and non-lease components.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. For public business entities, the amendments in Part I of ASU-2017-11 were effective for fiscal years and interim periods within those years beginning after December 15, 2018. For all other entities, the amendments in Part I of this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. The Company adopted Part 1 of this standard on January 1, 2020 and the adoption of this update did not have a material impact on its consolidated financial statements and financial statement disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. This ASU removed the following disclosure requirements: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. Additionally, this update added the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income and loss for recurring Level 3 fair value measurements held at the end of the reporting period; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for all entities, for fiscal years beginning after December 15, 2019 with early adoption permitted. The Company adopted this standard on January 1, 2020 and the adoption of this update did not have a material impact on its consolidated financial statements.

3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair value measurements as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$211,288	$—	$—	$211,288
Total	$211,288	$—	$—	$211,288

	Fair value measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$222,471	$—	$—	$222,471
Total	$222,471	$—	$—	$222,471

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the consolidated balance sheets as of March 31, 2020 and December 31, 2019.

There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

The carrying value of cash, cash equivalents, accounts payable and accrued expenses that are reported on the consolidated balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

4. Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued employee compensation costs	$762	$2,053
Accrued professional	199	228
Accrued research and development costs	1,272	959
Current portion of operating lease liabilities	1,065	—
Accrued Other	324	56
Other Current Liabilities	54	54
	$3,676	$3,350

5. Commitments and contingencies

Operating lease

In February 2016, the FASB issued “ASU” No. 2016-02, Leases (Topic 842). This standard established a right-of-use model that requires all lessees to recognize right-of-use assets and lease liabilities on their balance sheet that arise from leases as well as provide disclosures with respect to certain qualitative and quantitative information related to a company's leasing arrangements. The Company adopted Topic 842 on January 1, 2020 using the modified retrospective approach and elected to apply the transition method that allows companies to continue applying guidance under the lease standard in effect at that time in the comparative period financial statements and recognize a cumulative-effect adjustment to the balance sheet on the date of adoption. The Company has also elected the package of practical expedients to not reassess its prior conclusions about lease identification, lease classification and indirect costs and to not separate lease and non-lease components.

Upon adoption of Topic 842 on January 1, 2020, the Company recorded right-of-use assets of $2.2 million, operating lease liabilities of $2.2 million and the elimination of deferred rent of $0.03 million. Adoption of the standard did not result in the Company recording a cumulative effect adjustment.

The Company determines whether an arrangement is a lease at inception. The Company accounts for a lease when it has the right to control the leased asset for a period of time while obtaining substantially all of the assets’ economic benefits. The Company determined that it held operating leases for office and laboratory space as of January 1, 2020. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. The discount rate used to determine the present value of the lease payments is the Company’s incremental borrowing rate based on the information available at lease inception, as the Company did not have information to determine the rate implicit in the leases. Lease expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments (which include initial direct costs and lease incentives). The expense is included in operating expenses in the condensed consolidated statements of operations. The Company’s lease agreements also contain variable payments, primarily maintenance-related costs, which are expensed as incurred and not included in the measurement of the right-of-use assets and lease liabilities.

In August 2018, the Company entered into an agreement to lease approximately 23,000 square feet of space for a term of three years. Lease terms are triple net lease commencing at $0.9 million per year, then with 3% annual base rent increases plus operating expenses, real estate taxes, utilities and janitorial fees. The lease commencement date was December 10, 2018.

In December 2018, the Company entered into an agreement to lease 2,485 square feet of space for an initial term of three years. The lease includes one renewal option for an additional two years, however, any time after the initial term the landlord may relocate the Company from the premises to a space reasonably comparable in size and utility. As the company does not have the right to control the use of the identified asset after the initial term, the renewal option was excluded from the lease liability calculation. Lease terms commence at $0.2 million per annum, with 2.5% annual base rent increases plus operating expenses, real estate taxes, utilities and janitorial fees. The lease commencement date was May 1, 2019.

Future minimum lease payments under non-cancellable leases as of March 31, 2020 are as follows (in thousands):

2020	$863
2021	1,102
2022	81
Total lease payments	2,046
Less imputed interest	(113)
Present value of lease liabilities	$1,933

Future minimum lease payments under non-cancellable leases as of December 31, 2019 are as follows (in thousands):

2020	$1,149
2021	1,102
2022	81
2023	—
Thereafter	—
$2,332

Lease balances as of March 31, 2020 are as follows (in thousands):

Operating right-of-use assets	$1,900

Current Portion of operating lease liabilities	$1,065
Non-current portion operating lease liabilities	868
Total operating lease liabilities	$1,933

The weighted average remaining lease term and weighted average discount rate of our operating leases as of March 31, 2020 are as follows:

Weighted average remaining lease term in years	1.8
Weighted average discount rate	7.03%

Rent expense incurred under operating leases was approximately $0.2 million for the three months ended March 31, 2019.

Consulting agreement

In October 2014, the Company entered into a consulting agreement with a member of the Company’s board of directors, who is also an employee of Cold Spring Harbor Laboratory (“CSHL”), to provide consulting services related to scientific research related to the development of antisense-based drugs, therapies, diagnostic and research tools, products, services and intellectual property. The Company recognized expense of $0.02 million and $0.02 million in the three month periods ended March 31, 2020 and 2019 respectively, for such consulting services. The initial term of this agreement was five years and the parties mutually agreed not to extend the consulting agreement in April 2020.

License and research agreements

In July 2015, the Company entered into a worldwide license agreement (the “CSHL Agreement”), with CSHL, with respect to Targeted Augmentation of Nuclear Gene Output (“TANGO”) patents. Under the CSHL Agreement, the Company receives an exclusive (except with respect to certain government rights and non-exclusive licenses), worldwide license under certain patents and applications relating to TANGO. As part of the CSHL Agreement, the Company granted CSHL 164,927 shares of common stock valued based on an independent appraisal at approximately $0.07 million. The CSHL Agreement obligates the Company to make additional payments that are contingent upon certain milestones being achieved. The Company is also required to pay royalties, tiered based on the scope of patent coverage for each licensed product, ranging from a low-single digit percentage to a mid-single digit percentage on annual net sales. These royalty obligations apply on a licensed product-by-licensed product and country-by-country basis until the latest of (i) the expiration of the last valid claim of a CSHL patent covering the applicable licensed product or (ii) the expiration of any regulatory exclusivity for the applicable licensed product. In addition, if the Company sublicenses the rights under the CSHL Agreement, the Company is required to pay a maximum of twenty percent of the sublicense revenue to CSHL, which may be reduced to a mid-teens or a mid-single digit percentage upon achievement of certain clinical milestones for the applicable licensed product. Finally, the Company is required to pay an annual license maintenance fee of $0.01 million, which amount is creditable against any owed royalty or milestone payments. The maximum aggregate potential milestone payments payable total approximately $0.9 million. Additionally, certain licenses under the CSHL Agreement require the Company to reimburse CSHL for certain past and ongoing patent related expenses, however there were no expenses related to these reimbursable patent costs during the three months ended March 31, 2020 and 2019.

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton, (the “Southampton Agreement”), whereby the Company acquired rights to foundational technologies related to the Company’s TANGO technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. As part of the Southampton Agreement, the Company paid 0.06 million pounds sterling (approximately $0.07 million as of the date thereof) as an up-front license fee. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. The maximum aggregate potential milestone payments payable by the Company totaled approximately 0.4 million pounds sterling (approximately $0.5 million as of March 31, 2020). As of March 31, 2020, and December 31, 2019, the Company had recorded no liabilities under the Southampton Agreement.

6. Convertible preferred stock

On June 6, 2019, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation which became effective on June 21, 2019 upon which the authorized capital stock of the Corporation consisted of 300 million shares of common stock, $0.0001 per share par value, and 10 million shares of undesignated preferred stock, $0.0001 per share par value.

On June 21, 2019, the Company completed its IPO and in conjunction therewith, all outstanding convertible preferred stock was converted into common stock. Accordingly, as of March 31, 2020, there was no preferred stock outstanding.

7. Equity incentive plans

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

As of March 31, 2020, there were no shares available for future issuance under the 2014 Plan and 2,639,071 shares were available under the 2019 Plan.

During the three months ended March 31, 2020, the Company granted options to purchase 855,412 shares of common stock to certain of its employees. The options vest over four years and are exercisable at a per share price equal to the fair value of the common stock on the grant date.

Stock-based compensation

As of March 31, 2020, there was $17.7 million of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the 2014 and 2019 Plans. The compensation is expected to be recognized over a weighted average period of four years as of March 31, 2020.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$204	$74
General and administrative	550	107
	$754	$181

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

8. Net loss per share attributable to common stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(11,039)	$(5,742)
Denominator:
Weighted-average number of common shares, basic and diluted	32,897,395	833,469
Net loss per common share attributable to common stockholders, basic and diluted	$(0.34)	$(6.89)

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

	March 31,
	2020	2019
Preferred Stock	—	22,677,585
Outstanding options to purchase common stock	4,992,251	4,034,647
	4,992,251	26,712,232

9. Income taxes

The Company did not record an income tax benefit in its consolidated statement of operations for the three ended March 31, 2020 and 2019 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company had net deferred tax assets and liabilities of $17.9 million at December 31, 2019. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of March 31, 2020 and December 31, 2019, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company did not record any amounts for unrecognized tax benefits as of March 31, 2020 or December 31, 2019.

10. Employee benefits

In 2016, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. On January 1, 2020, the Company began to make matching contributions up to 4% of annual salary for those employees who are participating in the 401(k) Plan. For the three months ended March 31, 2020, the Company made matching contributions of $0.08 million. The Company was not required to make and did not make any contributions to the 401(k) Plan for the three months ended March 31, 2019.

11. Subsequent events

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

On June 21, 2019, we completed an initial public offering, or IPO, of our common stock and issued and sold 9,074,776 shares of common stock at a public offering price of $18.00 per share, which included 1,183,666 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock resulting in net proceeds of $151.9 million after deducting underwriting discounts and commissions but before deducting offering costs of approximately $2.5 million.

As of March 31, 2020 and December 31, 2019 we had $211.5 million and $222.7 million, respectively, in cash, cash equivalents and restricted cash.

Since inception, we have had operating losses, the majority of which are attributable to research and development activities. Our net losses were $11.0 million and $5.7 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $69.1 million.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and restricted cash as of March 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements into 2023. To date, we have not had any products approved for sale and have not generated any product sales. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

Business Update Regarding COVID-19

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, liquidity and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

To date, our third party contract research organizations, or CROs, contract manufacturing organizations, or CMOs, and other third party vendors have been able to continue to provide services and supply reagents, materials, and products and currently do not anticipate any disruption in services or interruptions in supply. Our third-party contract manufacturing partners continue to operate their manufacturing facilities at or near normal levels. While we currently do not anticipate any interruptions in our manufacturing process, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and contract manufacturing partners’ ability to manufacture reagents, materials, or products that we need to use in our research and clinical trial. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, our observational study, our clinical trial, and our ability to hire and retain employees.

Our ability to continue our observational study may be adversely affected, directly or indirectly, by the COVID-19 pandemic. Currently we are monitoring patient enrollment in our observational study, including the duration and degree to which we may see declines in enrollment, delays in conducting in-person follow-ups, and disruptions in our ability to monitor patients due to hospitals closing sites or diverting the resources that are necessary to conduct our observational study to care for COVID-19 patients.

While we are currently continuing to prepare for enrollment and dosing our first patient in our clinical trial at sites across the United States, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trial activities due to hospitals closing sites and/or diverting the resources that are necessary to conduct our observational study to care for COVID-19 patients. To help mitigate the impact to our clinical trial, we are pursuing innovative approaches such as remote monitoring and remote patient visits. Currently we have not experienced any delay in initiating our clinical trial.

The COVID-19 pandemic has caused us to modify our business practices (including but not limited to curtailing or modifying employee travel, moving to partial remote work, and cancelling physical participation in meetings, events and conferences) and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, patients and business partners.

Our office-based employees have been working from home since early March 2020, while ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our laboratories.

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in this report.

Program Update

We designed our lead product candidate, STK-001, to treat Dravet syndrome, a severe and progressive genetic epilepsy. With a well-defined patient population based on routine genetic testing and learnings from drugs approved for the treatment of Dravet syndrome to inform the clinical and regulatory pathways for STK-001, we anticipate that the COVID-19 pandemic may directly or indirectly impact the timeline of our clinical program for STK-001.

We submitted an investigational new drug application, or IND, for STK-001 to U.S. Food and Drug Administration, or the FDA, in late 2019. In the first quarter of 2020, we received communication from the FDA confirming that we may proceed with clinical dosing in the planned Phase 1/2a clinical trial called Monarch. The single ascending dose portion of this trial is in two parts, A and B, and is designed to evaluate STK-001 in children and adolescents from ages two to 18 years of age with Dravet syndrome. Part A allows dosing of two cohorts. While we are currently preparing to enroll and begin dosing patients in Part A of the study in the second half of 2020, we expect that COVID-19 precautions may directly or indirectly impact the timeline.

Part B of the study will evaluate the higher doses of STK-001. The FDA has placed a partial clinical hold for the doses planned in Part B of the study. The partial clinical hold was not due to any identified manufacturing or safety issue, but rather was because additional safety information is needed from preclinical testing to determine the safety profile of doses higher than the current no observed adverse effect level or NOAEL. The NOAEL was determined using data from a pivotal non-human primate study that evaluated intrathecal delivery of single dose levels of STK-001. The highest dose administered in this study was equivalent to a human dose that is higher than what we plan to administer in Part B of our Phase 1/2a clinical study and did not demonstrate effects that were considered adverse. It is the FDA’s position that in order to support administration of STK-001 doses above those planned in Part A, additional nonclinical data to identify any potential safety issues of STK-001 at higher doses will need to be provided. We have initiated single-dose toxicology studies to more fully characterize the safety profile at higher doses, in order to facilitate the removal of the partial clinical hold and proceed to Part B of the study. Upon FDA clearance, we will plan to proceed with the higher dosing cohorts planned in Part B of the study. We still anticipate preliminary data from the study in 2021.

While we continue working to minimize any potential delay to continued clinical testing of STK-001, we expect that the COVID-19 pandemic may directly or indirectly impact the timeline. Our ability to initiate Part A or Part B of the clinical trial may be adversely affected, directly or indirectly, by the COVID-19 pandemic. For example, although our Phase 1/2a study of STK-001 for the treatment of Dravet syndrome has not been delayed as this study is just being initiated, we plan to have clinical trial sites in various parts of the United States, some of which have had high incident rates of COVID-19 patients. Restrictions on travel and/or transport of clinical materials, as well as diversion of hospital staff and resources to COVID19 infected patients, could disrupt trial operations as well as recruitment, possibly resulting in a slowdown in enrollment and/or deviations from or disruptions in key clinical trial activities, such as clinical trial site monitoring. These challenges may lead to difficulties in meeting protocol-specified procedures.

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

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Three Months Ended March 31,
	2020	2019
STK-001	$2,508	$1,417
Non-program specific and unallocated research and development expenses	4,707	2,716
Total research and development expenses	$7,215	$4,133

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

Because of the numerous risks and uncertainties associated with product development, we cannot determine with certainty the duration and completion costs of the current or future preclinical studies and clinical trials or if, when, or to what extent we will generate revenues from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, which may be directly or indirectly impacted by the COVID-19 pandemic, including:

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

Results of operations for the three months ended March 31, 2020 and 2019

The following table sets forth our results of operations:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Consolidated statements of operations:
Revenue	$—	$—
Operating expenses:
Research and development	7,215	4,133
General and administrative	4,520	2,189
Total operating expenses	$11,735	$6,322
Loss from operations	$(11,735)	$(6,322)
Other income:
Interest income	674	580
Other income, net	22	-
Total other income	$696	$580
Net loss	$(11,039)	$(5,742)

Research and development expenses

Research and development expenses were $7.2 million for the three months ended March 31, 2020 as compared to $4.1 million for the three months ended March 31, 2019, an increase of $3.1 million. The table below summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2020	2019
STK-001	$2,508	$1,417
Personnel-related expenses	2,394	1,527
Third-party services	402	345
Scientific consulting	351	44
Facilities and other research and development expenses	1,560	800
Total research and development expenses	$7,215	$4,133

The increase in research and development expenses were primarily attributable to an increase of $1.1 million on our STK-001 program, comprised of third-party services and scientific consulting fees, an increase of $0.8 million in personnel costs resulting from an increase in headcount, an increase of $0.4 million in consulting, third-party services, materials and other costs as we advance our discovery, preclinical and clinical activities, and an increase of $0.8 million in facilities and other costs. The increases in expense reflect the accelerating pace of research and development activities and the increases in personnel, facilities, third party and consulting services to support those activities.

General and administrative expenses

General and administrative expenses were $4.5 million for the three months ended March 31, 2020 as compared to $2.2 million for the three months ended March 31, 2019, an increase of $2.3 million.

The increase in general and administrative expenses were primarily attributable to an increase of $0.9 million in personnel costs resulting from an increase in headcount, an increase of $1.4 million in third-party services to support our in-house personnel in various aspects of developing and supporting the business including human resources, information technology, audit, tax, public relations, communications and other general and administrative activities and expenses including stock compensation expense.

Other income

The change in our other income for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily reflects returns on higher levels of cash reserves.

Liquidity and capital resources

Since our inception through December 31, 2019, our operations have been financed by net proceeds of $280.4 million from the sale of convertible notes payable and our convertible preferred stock as well as our IPO.

As of March 31, 2020, we had $211.5 million in cash, cash equivalents and restricted cash. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception in June 2014 and, as of March 31, 2020, we had an accumulated deficit of $69.1 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and restricted cash will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, and the full extent to which the COVID-19 pandemic will directly or indirectly impact our business, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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

Cash flows

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(10,771)	$(6,532)
Investing activities	(610)	(90)
Financing activities	198	(68)
Net decrease in cash, cash equivalents and restricted cash	$(11,183)	$(6,690)

Operating activities

During the three months ended March 31, 2020, cash used in operating activities was $10.8 million and was primarily attributable to a net loss of $11.0 million, partially offset by non-cash charges of $1.2 million for share-based compensation, depreciation, and reduction in the carrying amount of right of use assets, and a net change of $1.0 million in our net operating assets and liabilities.

During the three months ended March 31, 2019, cash used in operating activities was $6.5 million and was attributable to a net loss of $5.7 million offset by non-cash charges of $0.3 million and a net change of $1.1 million in our net operating assets and liabilities.

Investing activities

Our investing activities during the nine months ended March 31, 2020 and 2019 have consisted principally of purchases of property and equipment.

Financing activities

Our financing activities during the three months ended March 31, 2020 consisted primarily of $0.2 million from the exercise of stock options.

Our financing activities during the three months ended March 31, 2019 consisted primarily of $0.1 million of deferred financing costs related to our IPO which occurred in June 2019 offset by proceeds from the exercise of stock options.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of March 31, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Fiscal Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$2,046	$863	$1,183	$—	$—
Total	$2,046	$863	$1,183	$—	$—

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

Commitments

Our commitments primarily consist of obligations under our agreements with CSHL and the University of Southampton. As of March 31, 2020, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 5—Commitments and Contingencies of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K filed with the SEC on March 23, 2020.

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

Recently adopted and recently issued accounting pronouncements

See Note 2—Summary of significant accounting policies and recent accounting pronouncements of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash, cash equivalents and restricted cash of $211.5 million as of March 31, 2020 and $222.7 million as of December 31, 2019. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. A hypothetical 100 basis point change in interest rates would affect the fair market value of our cash equivalents by approximately $2.1 million.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this quarterly report, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

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
•

potential delays in enrollment, site visits, evaluations, dosing of patients participating in clinical trials as hospitals prioritize the treatment of COVID-10 patients or patients decide to not enroll in the study as a result of the COVID-19 pandemic;

•

government regulations that may be imposed in response to the COVID-19 pandemic may restrict the movement of our global supply chain, divert hospital resources that are necessary to administer STK-001 or delay the review of future product candidates;

•	the direct and indirect impact of COVID-19 on our business and operations, third party vendors, supply chain, and regulatory approvals;
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

•	establishment and maintenance of patent and trade secret protection and regulatory exclusivity for our product candidates;
•	commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others;
•	acceptance of our product candidates, if and when approved, by patients, patient advocacy groups, third-party payors and the general medical community;
•	our effective competition against other therapies available in the market;
•	establishment and maintenance of adequate reimbursement from third-party payors for our product candidates;
•	our ability to acquire or in-license additional product candidates;
•	prosecution, maintenance, enforcement and defense of intellectual property rights and claims; and
•	maintenance of a continued acceptable safety profile of our product candidates following approval

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

Many companies in the biotechnology industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and there is a high failure rate for product candidates proceeding through clinical trials. In addition, different methodologies, assumptions and applications we utilize to assess particular safety or efficacy parameters may yield different statistical results. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval. If our study data do not consistently or sufficiently demonstrate the safety or efficacy of any of our product candidates, including STK-001, then the regulatory approvals for such product candidates could be significantly delayed as we work to meet approval requirements, or, if we are not able to meet these requirements, such approvals could be withheld or withdrawn. Regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. We cannot be certain that we will not face similar setbacks. While currently we are not experiencing and delays or disruptions to our clinical trial a result of the global COVID-19 pandemic, we expect that the COVID-19 pandemic may directly or indirectly impact our clinical trial enrollment, dosing, and regulatory approval timelines.

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

•	the facilities of third-party manufacturers with which we contract or procure certain service or raw materials, may not be adequate to support approval of our product candidates;
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval;
•

potential delays in enrollment, site visits, evaluations, dosing of patients participating in the clinical trial as hospitals prioritize the treatment of COVID-10 patients or patients decide to not enroll in the study as a result of the COVID-19 pandemic; and

•

government regulations that may be imposed in response to the COVID-19 pandemic may restrict the movement of our global supply chain, divert hospital resources that are necessary to administer STK-001.

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

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or Risk Evaluation and Mitigation Strategies. These regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and adversely affect our business, financial condition, results of operations and prospects. While currently we are not experiencing and delays or disruptions to our clinical trial a result of the global COVID-19 pandemic, we expect that the COVID-19 pandemic may directly or indirectly impact our clinical trial enrollment, dosing, and regulatory approval timelines.

The ongoing COVID-19 pandemic may, directly or indirectly, adversely affect our business, results of operations and financial condition

Our business could be materially adversely affected, directly or indirectly, by the widespread outbreak of contagious disease, including the ongoing COVID-19 pandemic, which has spread to many of the countries in which we and our suppliers do business. National, state and local governments in affected regions have implemented and may continue to implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter in place orders and shutdowns, business closures, cancellations of public gatherings and other measures. Organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide.

The COVID-19 pandemic has caused us to modify our business practices (including but not limited to curtailing or modifying employee travel, moving to full remote work, and cancelling physical participation in meetings, events and conferences) and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, patients and business partners. Our office-based employees have been working from home since early March 2020, while ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our laboratories.

Notwithstanding these measures, the COVID-19 pandemic could affect the health and availability of our workforce as well as those of the third parties we rely on taking similar measures. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. We may also experience limitations in employee resources, including because of sickness of employees or their families or the desire of employees to avoid contact with individuals or large groups of people. In addition, we have experienced and will continue to experience disruptions to our business operations resulting from quarantines, self-isolations and other restrictions on the ability of our employees to perform their jobs.

The COVID-19 pandemic has disrupted business operations. The extent and severity of the impact on our business and clinical trial will be determined largely by the extent of disruptions in the supply chains for STK-001 and our future product candidates and delays in the conduct of current and future clinical trials. Our ability to continue our observational study may be adversely affected, directly or indirectly, by the COVID-19 pandemic. Currently we are monitoring patient enrollment in our observational study, including the duration and degree to which we may see declines in enrollment, delays in conducting in-person follow-ups, and disruptions in our ability to monitor patients due to hospitals closing sites or diverting the resources that are necessary to conduct our observational study to care for COVID-19 patients. While we are currently continuing to prepare for enrollment and dosing our first patient in our clinical trial at sites across the United States, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trial activities due to hospitals closing sites and/or diverting the resources that are necessary to conduct our observational study to care for COVID-19 patients. In addition, the impact of the COVID-19 pandemic on the operations of the FDA and other health authorities may delay potential approvals of STK-001 and our future product candidates.

While it is not possible at this time to estimate the entirety of the impact that the COVID-19 pandemic will have on our business, operations, employees, customers, or our suppliers, continued spread of COVID-19, measures taken by governments, actions taken to protect employees and the broad impact of the pandemic on all business activities may materially and adversely affect our business, results of operations and financial condition.

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

Moreover, in light of the limited number of potential patients impacted by Dravet syndrome, our per-patient therapy pricing of STK-001, if approved, must be high in order to recover our development and manufacturing costs, fund additional research and achieve profitability. We may also need to fund patient support programs upon the marketing of a product candidate, which would negatively affect our product revenue. We may be unable to maintain or obtain sufficient therapy sales volumes at a price high enough to justify our development efforts and our sales, marketing and manufacturing expenses. While currently we are not experiencing and delays or disruptions to our clinical trial a result of the global COVID-19 pandemic, we expect that the COVID-19 pandemic may directly or indirectly impact our clinical trial enrollment, dosing, and regulatory approval timelines.

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

Current and potential future healthcare reforms may adversely impact pricing, insurance coverage and reimbursement status of newly approved products.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act is aimed at providing emergency assistance and health care for individuals, families and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. Due to the recent enactment of the CARES Act, there is a high degree of uncertainty around its implementation. We expect that additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our future products or additional pricing pressures.

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

We have incurred net losses in each year since our inception. We incurred net losses of $11.0 million and $5.7 million, for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $69.1 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for STK-001 and other future product candidates, if any, and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our cash, cash equivalents and restricted cash of $211.5 million as of March 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements into 2023. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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

We have in-licensed an issued U.S. patent and patent applications that cover the mechanism of action of STK-001. As of the date of this Quarterly Report on Form 10-Q, we have applied for patent applications intended to specifically cover STK-001 and its use, but do not currently own or in-license any issued U.S. patents that specifically cover STK-001 or its use. We cannot be certain that any of these patent applications will issue as patents, and if they do, that such patents will cover or adequately protect STK-001 or that such patents will not be challenged, narrowed, circumvented, invalidated or held unenforceable.

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

If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to the COVID-19 pandemic, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. Our success is dependent upon our ability to attract and retain qualified management and key personnel in a highly competitive environment. Qualified individuals are in high demand, and we may incur significant costs to attract them, particularly at the executive level. We may face difficulty in attracting and retaining key talent for a number of reasons, including management changes, the underperformance or discontinuation of our clinical stage program, recruitment by competitors or delays in the recruiting and hiring process as a result of the COVID-19 pandemic. We cannot ensure that we will be able to hire or retain the personnel necessary for our operations or that the loss of any such personnel will not have a material impact on our financial condition and results of operations.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the 2008 global financial crisis, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate, financial market conditions, and the COVID-19 pandemic could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

We, or our third party service providers, face risks related to health epidemics and other outbreaks, which could significantly disrupt our operations.

Our business could be adversely impacted by the effects of the COVID-19 pandemic or other epidemics. A public health epidemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. We currently rely, and may continue to rely, on third-party service providers that are located in locals significantly impacted by the COVID-19 pandemic or who source raw materials, samples, components, or other materials and reports from countries significantly impacted by the COVID-19 pandemic. Consequently, supply of research materials and early research activities are susceptible to factors adversely affecting one or more of our third-party service providers who are located in and/or who source from locations significantly impacted by the COVID-19 pandemic. We may also be directly or indirectly impacted by delays and disruptions experienced by our third party suppliers due to the COVID-19 pandemic or other health epidemic or outbreak occurring in one or more of these locations, which may materially and adversely affect the ability of such parties to fulfill their obligations, which could affect the clinical development, our regulatory approvals of product candidates, our business, financial condition and results of operations. In addition, hospitals or other clinical trial sites could also become overwhelmed by the COVID-19 pandemic and shift resources or attention away from our clinical trials, which may cause delays in our trials or negatively affect enrollment. The COVID-19 pandemic and mitigation measures may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which the COVID-19 pandemic directly or indirectly impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

A breakdown or breach of our technology systems could subject us to liability or interrupt the operation of our business.

We are increasingly dependent upon technology systems and data to operate our business. In particular, the COVID-19 pandemic has caused us to modify our business practices, including the requirement that our office-based employees in the U.S. work from home. As a result, we are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies, including Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). A breakdown, invasion, corruption, destruction or breach of our technology systems, including the cloud technologies that we utilize, and/or unauthorized access to our data and information could subject us to liability or negatively impact the operation of our business. Our technology systems, including the cloud technologies that we utilize, continue to increase in multitude and complexity, making them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy or security breaches by individuals authorized to access our technology systems, including the cloud technologies that we utilize, may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients or other business partners, may be exposed to unauthorized persons or to the public.

Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. They are often carried out by motivated, well-resourced, skilled and persistent actors, including nation states, organized crime groups, “hacktivists” and employees or contractors acting with malicious intent. Cyber-attacks could include the deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our technology systems and data. Cyber-attacks could also include supply chain attacks, which could cause a delay in the manufacturing of our products or products produced for contract manufacturing. Our key business partners face similar risks and any security breach of their systems could adversely affect our security posture. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. To date, we have not experienced a material compromise of our data or information systems. However, although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition.

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

Moreover, our increased use of cloud technologies could heighten these and other operational risks, and any failure by cloud technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption or loss of confidential or propriety information. Despite the implementation of appropriate security measures, our internal computer and information systems and those of our current and any future CROs, CMOs and other contractors or consultants may become vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, or accident, and are unaware of any security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of data from completed or future preclinical studies or clinical trials could result in significant delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be significantly delayed. While we continue to build and improve our systems and infrastructure, including our business continuity plans, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business, operational or reputational harm to us, or loss of competitive advantage. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

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

The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The market price for our common stock may be influenced by many factors, including the other risks described in this section and elsewhere in this report and the following:

•	results of preclinical studies and clinical trials of our product candidates, or those of our competitors or our existing or future collaborators;
•	the impact of the COVID-19 pandemic on our employees, trials, collaboration partners, suppliers, our results of operations, liquidity and financial condition;
•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates;
•	the success of competitive products or technologies;
•	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our product candidates, clinical studies, manufacturing process or sales and marketing terms;
•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
•	developments concerning any future collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates and products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	announcement and expectation of additional financing efforts;
•	speculation in the press or investment community;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	the concentrated ownership of our common stock;
•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest;
•	natural disasters and other calamities; and
•	general economic, industry and market conditions.

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

Based on the beneficial ownership of our common stock as of March 31, 2020, our executive officers, directors and affiliates beneficially owned approximately 52.4% of our outstanding voting stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates was less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company as long as either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

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

The exclusive forum provision in our restated certificate of incorporation may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims.

Our restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or the DGCL, our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision.

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

Section 22 of the Securities Act of 1933, as amended (the Securities Act), creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. In April 2020, we amended and restated our restated bylaws to provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a Federal Forum Provision. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.

Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholders’ ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

3.1	Bylaws Amendment	8-K	001-38938	April 15, 2020	3.1
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

Company Name

Date: May 15, 2020	By:	/s/ Edward M. Kaye, M.D.
Edward M. Kaye, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2020	By:	/s/ Stephen J. Tulipano
Stephen J. Tulipano
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)