Form 10-Q
period 2020-06-30
Stoke Therapeutics, Inc.
filed 2020-08-10
CIK 1623526

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 4, 2020, the registrant had 33,241,099 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Stoke Therapeutics, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$201,930	$222,471
Prepaid expenses and other current assets	3,528	3,281
Deferred financing costs	77	—
Interest receivable	9	281
Total current assets	$205,544	$226,033
Restricted cash	205	205
Operating lease right-of-use assets	1,642	—
Property and equipment, net	2,823	2,512
Total assets	$210,214	$228,750
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$904	$751
Accrued and other current liabilities	4,901	3,350
Total current liabilities	$5,805	$4,101
Long term liabilities	1,009	221
Total liabilities	$6,814	$4,322
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized, 33,212,544 and 32,861,842 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	285,430	282,460
Accumulated deficit	(82,033)	(58,035)
Total stockholders’ equity	$203,400	$224,428
Total liabilities and stockholders’ equity	$210,214	$228,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	7,968	6,023	15,183	10,156
General and administrative	5,044	2,422	9,563	4,611
Total operating expenses	13,012	8,445	24,746	14,767
Loss from operations	(13,012)	(8,445)	(24,746)	(14,767)
Other income:
Interest income	50	629	723	1,210
Other income (expense), net	3	(3)	25	(4)
Total other income	53	626	748	1,206
Net loss and comprehensive loss	$(12,959)	$(7,819)	$(23,998)	$(13,561)
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(1.54)	$(0.73)	$(4.57)
Weighted-average common shares outstanding, basic and diluted	33,054,656	5,083,620	32,976,026	2,970,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity

(in thousands, except share and per share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance as of December 31, 2018	22,677,585	$2	727,413	$—	$130,776	$(25,710)	$105,068
Net loss	—	—	—	—	—	(5,742)	(5,742)
Stock-based compensation	—	—	—	—	181	—	181
Issuance of common stock upon exercise of stock options	—	—	164,810	—	74	—	74
Balance as of March 31, 2019	22,677,585	$2	892,223	$—	$131,031	$(31,452)	$99,581
Net loss	—	—	—	—	—	(7,819)	(7,819)
Stock-based compensation	—	—	—	—	298	—	298
Issuance of common stock upon exercise of stock options	—	—	29,981	—	27	—	27
Issuance of common stock upon initial public offering, net of underwriting discounts, commissions, and offering costs	—	—	9,074,776	1	149,448	—	149,449
Conversion of preferred stock to common stock	(22,677,585)	(2)	22,677,585	2	—	—	—
Balance as of June 30, 2019	—	$—	32,674,565	$3	$280,804	$(39,271)	$241,536

Balance as of December 31, 2019	—	$—	32,861,842	$3	$282,460	$(58,035)	$224,428
Net loss	—	—	—	—	—	(11,039)	(11,039)
Stock-based compensation	—	—	—	—	754	—	754
Issuance of common stock upon exercise of stock options	—	—	105,508	—	199	—	199
Balance as of March 31, 2020	—	$—	32,967,350	$3	$283,413	$(69,074)	$214,342
Net loss	—	—	—	—	—	(12,959)	(12,959)
Stock-based compensation	—	—	—	—	1,649	—	1,649
Issuance of common stock upon exercise of stock options	—	—	245,194	—	368	—	368
Balance as of June 30, 2020	—	$—	33,212,544	$3	$285,430	$(82,033)	$203,400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of cash flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(23,998)	$(13,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	417	185
Stock-based compensation	2,403	479
Loss on disposal of property and equipment	3	3
Reduction in the carrying amount of right of use assets	510	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	25	(1,021)
Accounts payable and accrued liabilities	223	1,095
Deferred rent	—	14
Net cash used in operating activities	$(20,417)	$(12,806)
Cash flows from investing activities:
Purchases of property and equipment	(691)	(484)
Proceeds from sale of property and equipment	—	2
Net cash used in investing activities	$(691)	$(482)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	567	102
Proceeds from the issuance of common stock upon initial public offering	—	151,912
Payments of initial public offering costs	—	(1,443)
Other	—	(1)
Net cash provided by financing activities	$567	$150,570
Net increase (decrease) in cash, cash equivalents and restricted cash	$(20,541)	$137,282
Cash, cash equivalents and restricted cash—beginning of period	$222,676	$105,603
Cash, cash equivalents and restricted cash—end of period	$202,135	$242,885

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right-of-use assets recognized in exchange for operating leases upon adoption of Topic 842	$2,153	$—
Property and equipment included in accrued expense and accounts payable	$40	$236
Deferred offering costs not yet paid	$77	$1,021

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

Liquidity

The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of the issuance date of these unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2020, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of its condensed consolidated financial statements.

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

Unaudited interim financial information

The accompanying interim unaudited condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and related footnotes as of and for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission, or SEC, on March 23, 2020. The Company’s financial information as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet information as of December 31, 2019 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

Restricted cash

At June 30, 2020, restricted cash consisted of money market accounts collateralizing letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities.

The following table reconciles cash and cash equivalents and restricted cash per the condensed consolidated balance sheet to the condensed consolidated statement of cash flows (in thousands):

	As of June 30,
	2020	2019
Cash and cash equivalents	$201,930	$242,680
Restricted cash	$205	$205
Total cash, cash equivalents and restricted cash	$202,135	$242,885

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

3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair value measurements as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$201,930	$—	$—	$201,930
Total	$201,930	$—	$—	$201,930

	Fair value measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$222,471	$—	$—	$222,471
Total	$222,471	$—	$—	$222,471

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.

There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

The carrying value of cash, cash equivalents, accounts payable and accrued expenses that are reported on the condensed consolidated balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

4. Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued employee compensation costs	$1,585	$2,053
Accrued professional	294	228
Accrued research and development costs	1,379	959
Current portion of operating lease liabilities	1,092	—
Accrued Other	56	56
Other Current Liabilities	495	54
	$4,901	$3,350

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

Future minimum lease payments under non-cancellable leases as of June 30, 2020 are as follows (in thousands):

2020	$577
2021	1,102
2022	81
Total lease payments	1,760
Less imputed interest	(84)
Present value of lease liabilities	$1,676

Future minimum lease payments under non-cancellable leases as of December 31, 2019 are as follows (in thousands):

2020	$1,149
2021	1,102
2022	81
2023	—
Thereafter	—
$2,332

Lease balances as of June 30, 2020 are as follows (in thousands):

Operating right-of-use assets	$1,642
Current Portion of operating lease liabilities	$1,092
Non-current portion of operating lease liabilities	584
Total operating lease liabilities	$1,676

The weighted average remaining lease term and weighted average discount rate of our operating leases as of June 30, 2020 are as follows:

Weighted average remaining lease term in years	1.5
Weighted average discount rate	7.03%

Rent expense incurred under operating leases was approximately $0.3 million for the three months and $0.6 million for the six months ended June 30, 2020 respectively.

Consulting agreement

In October 2014, the Company entered into a consulting agreement with a member of the Company’s board of directors, who is also an employee of Cold Spring Harbor Laboratory (“CSHL”), to provide consulting services related to scientific research related to the development of antisense-based drugs, therapies, diagnostic and research tools, products, services and intellectual property. The Company recognized expenses of $0.02 million for the three-month period ended March 31, 2020 and did not recognize any additional expense in the three-month period ended June 30, 2020. The Company recognized expenses of $0.02 million in the three-month period ending June 30, 2019 and $0.05 million in the six -month period ending June 30, 2019, for such consulting services. The initial term of this agreement was five years and the parties mutually agreed not to extend the consulting agreement in April 2020.

Scientific Advisory Board Agreement

In June 2020, the Company entered into a scientific advisory board agreement with a member of the Company’s board of directors, who is also an employee of Cold Spring Harbor Laboratory (“CSHL”), to provide scientific advisory services related to the Company’s Targeted Augmentation of Nuclear Gene Output (“TANGO”) antisense oligonucleotide technology and other antisense oligonucleotide technologies, as well as current and future therapeutic targets and programs.  The Company recognized expense of $0.01 million in the six-month period ended June 30, 2020, for such scientific advisory services. The term of this agreement is 12 months.

License and research agreements

In July 2015, the Company entered into a worldwide license agreement (the “CSHL Agreement”), with CSHL, with respect to TANGO patents. Under the CSHL Agreement, the Company receives an exclusive (except with respect to certain government rights and non-exclusive licenses), worldwide license under certain patents and applications relating to TANGO. As part of the CSHL Agreement, the Company granted CSHL 164,927 shares of common stock valued based on an independent appraisal at approximately $0.07 million. The CSHL Agreement obligates the Company to make additional payments that are contingent upon certain milestones being achieved. The Company is also required to pay royalties, tiered based on the scope of patent coverage for each licensed product, ranging from a low-single digit percentage to a mid-single digit percentage on annual net sales. These royalty obligations apply on a licensed product-by-licensed product and country-by-country basis until the latest of (i) the expiration of the last valid claim of a CSHL patent covering the applicable licensed product or (ii) the expiration of any regulatory exclusivity for the applicable licensed product. In addition, if the Company sublicenses the rights under the CSHL Agreement, the Company is required to pay a maximum of twenty percent of the sublicense revenue to CSHL, which may be reduced to a mid-teens or a mid-single digit percentage upon achievement of certain clinical milestones for the applicable licensed product. Finally, the Company is required to pay an annual license maintenance fee of $0.01 million, which amount is creditable against any owed royalty or milestone payments. The maximum aggregate potential milestone payments payable total approximately $0.9 million. Additionally, certain licenses under the CSHL Agreement require the Company to reimburse CSHL for certain past and ongoing patent related expenses, however there were no expenses related to these reimbursable patent costs during the three months and six months ended June 30, 2020 and 2019.

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton, (the “Southampton Agreement”), whereby the Company acquired rights to foundational technologies related to the Company’s TANGO technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. As part of the Southampton Agreement, the Company paid 0.06 million pounds sterling (approximately $0.07 million as of the date thereof) as an up-front license fee. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. The maximum aggregate potential milestone payments payable by the Company totaled approximately 0.4 million pounds sterling (approximately $0.5 million as of June 30, 2020). As of June 30, 2020, and December 31, 2019, the Company had recorded no liabilities under the Southampton Agreement.

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

On June 21, 2019, the Company completed its IPO and in conjunction therewith, all outstanding convertible preferred stock was converted into common stock. Accordingly, as of June 30, 2020, there was no preferred stock outstanding.

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

As of June 30, 2020, there were no shares available for future issuance under the 2014 Plan and 2,526,551 shares were available under the 2019 Plan.

During the three months ended June 30, 2020, the Company granted options to purchase 114,990 shares of common stock to certain of its employees. The options vest over four years and are exercisable at a per share price equal to the fair value of the common stock on the grant date.

Stock-based compensation

As of June 30, 2020, there was $17.9 million of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the 2014 and 2019 Plans. The compensation is expected to be recognized over a weighted average period of four years as of June 30, 2020.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$534	$121	$738	$195
General and administrative	1,115	177	1,665	284
	$1,649	$298	$2,403	$479

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

8. Net loss per share attributable to common stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(12,959)	$(7,819)	$(23,998)	$(13,561)
Denominator:
Weighted-average number of common shares, basic and diluted	33,054,656	5,083,620	32,976,026	2,970,292
Net loss per common share attributable to common stockholders, basic and diluted	$(0.39)	$(1.54)	$(0.73)	$(4.57)

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

	June 30,
	2020	2019
Preferred Stock	—	—
Outstanding options to purchase common stock	4,857,247	4,186,391
	4,857,247	4,186,391

9. Income taxes

The Company did not record an income tax benefit in its condensed consolidated statement of operations for the three months and six months ended June 30, 2020 and 2019 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company had net deferred tax assets and liabilities of $17.9 million at December 31, 2019. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of June 30, 2020 and December 31, 2019, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has evaluated the impact of the CARES Act, and at present, the Company does not expect that the NOL carryback provision of the CARES Act would result in a cash benefit to us.

The Company did not record any amounts for unrecognized tax benefits as of June 30, 2020 or December 31, 2019.

10. Employee benefits

In 2016, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. On January 1, 2020, the Company began to make matching contributions up to 4% of annual salary for those employees who are participating in the 401(k) Plan. For the three and six months ended June 30, 2020, the Company made matching contributions of $0.08 million and $0.16 million, respectively. The Company was not required to make and did not make any contributions to the 401(k) Plan for the three and six months ended June 30, 2019.

11. Subsequent events

The Company has evaluated subsequent events through the issuance date of these interim condensed consolidated financial statements.

In July 2020, the Company filed a universal Shelf Registration statement on Form S-3 (the “Registration Statement”) with the SEC. The Registration Statement was declared effective by the SEC on July 20, 2020,  and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $400,000,000 of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150,000,000 of our common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement. The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The $150,000,000 of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $400,000,000 of securities that may be offered, issued and sold by the Company under the base prospectus.

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

As of June 30, 2020 and December 31, 2019 we had $202.1 million and $222.7 million, respectively, in cash, cash equivalents and restricted cash.

Since inception, we have had operating losses, the majority of which are attributable to research and development activities. Our net losses were $13.0 million and $7.8 million for the three months ended June 30, 2020 and 2019, respectively and $24.0 million and $13.6 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $82.0 million and as of December 31, 2019 we had an accumulated deficit of $58.0 million.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and restricted cash as of June 30, 2020, will enable us to fund our operating expenses and capital expenditure requirements into 2023. To date, we have not had any products approved for sale and have not generated any product sales. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

In July 2020, the Company filed a universal shelf registration statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”). The Registration Statement was declared effective by the SEC on July 20, 2020, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $400,000,000 of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150,000,000 of our common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement. The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The $150,000,000 of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $400,000,000 of securities that may be offered, issued and sold by the Company under the base prospectus.

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

To date, our third party contract research organizations, or CROs, contract manufacturing organizations, or CMOs, the other third party vendors have been able to continue to provide services and supply reagents, materials, and products and currently do not anticipate any significant disruption in services or interruptions in supply. We have pursued mitigation strategies to keep key research activities on track. Our third-party contract manufacturing partners continue to operate their manufacturing facilities at or near normal levels. While we currently do not anticipate any significant interruptions in our manufacturing process, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and contract manufacturing partners’ ability to manufacture reagents, materials, or products that we need to use in our research and clinical trial. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, our observational study, our clinical trial, and our ability to hire and retain employees.

Our ability to continue our observational study may be adversely affected, directly or indirectly, by the COVID-19 pandemic. Currently we are monitoring patient enrollment in our observational study, including the duration and degree to which we may see declines in enrollment, delays in conducting in-person follow-ups, and disruptions in our ability to monitor patients due to hospitals closing sites or diverting the resources that are necessary to conduct our observational study. Despite a slowdown in new patient enrollment due to the impact of COVID-19 on sites, we believe we have achieved sufficient participation in the study to provide informative data about the natural progression of Dravet syndrome.

While we continue to enroll and dose patients in our Phase 1/2a clinical trial at sites across the United States, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trial activities due to hospitals closing sites and/or diverting the resources that are necessary to conduct clinical trial. We are pursuing approaches to help mitigate the impact to our clinical trial. Currently we have not experienced any delay in initiating our clinical trial.

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

We submitted an investigational new drug application, or IND, for STK-001 to the U.S. Food and Drug Administration, or the FDA, in late 2019. In the first quarter of 2020, we received communication from the FDA confirming that we may proceed with clinical dosing of the first 2 cohorts of the planned Phase 1/2a clinical trial called Monarch. The single ascending dose portion of this trial is in two parts, A and B, and is designed to evaluate STK-001 in children and adolescents from ages two to 18 years of age with Dravet syndrome. Part A allows dosing of two cohorts. On August 5th, 2020, the first patient in Part A of the study was dosed with STK-001. We expect that COVID-19 precautions may directly or indirectly impact the timeline.

Part B of the study will evaluate the higher doses of STK-001. The FDA has placed a partial clinical hold for the doses planned in Part B of the study. The partial clinical hold was not due to any identified manufacturing or safety issue, but rather was because safety information is needed from additional preclinical testing to determine the safety profile of doses higher than the current no observed adverse effect level or NOAEL. The NOAEL was determined using data from a pivotal non-human primate (NHP) study that evaluated intrathecal delivery of single dose levels of STK-001. The highest dose administered in this NHP study is higher than the highest human equivalent dose we plan to administer in Part B of our Phase 1/2a clinical study and did not demonstrate effects that were considered adverse. In order to support administration of STK-001 doses above those planned in Part A, we are preparing to submit additional nonclinical data to characterize any potential safety issues of STK-001 at higher doses. We have completed the single-dose toxicology study and are in the process of preparing our response to the FDA in order to facilitate the removal of the partial clinical hold and proceed to Part B of the study. Pending FDA clearance, we plan to proceed with the higher dosing cohorts planned in Part B of the study. We still anticipate preliminary clinical data from the study in 2021.

While we continue working to minimize any potential delay to continued clinical testing of STK-001, we expect that the COVID-19 pandemic may directly or indirectly impact the timeline. Our ability to initiate Part A or Part B of the clinical trial may be adversely affected, directly or indirectly, by the COVID-19 pandemic. For example, although our Phase 1/2a study of STK-001 for the treatment of Dravet syndrome has not been delayed as this study is just being initiated, we plan to have clinical trial sites in various parts of the United States, some of which have had high incident rates of COVID-19 patients. Restrictions on travel and/or transport of clinical materials, as well as diversion of hospital staff and resources to COVID-19 infected patients, could disrupt trial operations as well as recruitment, possibly resulting in a slowdown in enrollment and/or deviations from or disruptions in key clinical trial activities, such as clinical trial site monitoring. These challenges may lead to difficulties in meeting protocol-specified procedures.

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

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
STK-001	$3,087	$2,920	$5,595	$4,337
Non-program specific and unallocated research and development expenses	4,881	3,103	9,588	5,819
Total research and development expenses	$7,968	$6,023	$15,183	$10,156

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

Results of operations for the three months ended June 30, 2020 and 2019

The following table sets forth our results of operations:

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Consolidated statements of operations:
Revenue	$—	$—
Operating expenses:
Research and development	7,968	6,023
General and administrative	5,044	2,422
Total operating expenses	$13,012	$8,445
Loss from operations	$(13,012)	$(8,445)
Other income:
Interest income	50	629
Other income (expense), net	3	(3)
Total other income	$53	$626
Net loss	$(12,959)	$(7,819)

Research and development expenses

Research and development expenses were $8.0 million for the three months ended June 30, 2020 as compared to $6.0 million for the three months ended June 30, 2019, an increase of $2.0 million. The table below summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,
	2020	2019
STK-001	$3,087	$2,920
Personnel-related expenses	2,595	1,758
Third-party services	351	212
Scientific consulting	265	105
Facilities and other research and development expenses	1,670	1,028
Total research and development expenses	$7,968	$6,023

The increase in research and development expenses were primarily attributable to an increase of $0.2 million on our STK-001 program, comprised of third-party services and scientific consulting fees, an increase of $0.8 million in personnel costs resulting from an increase in headcount, an increase of $0.3 million in consulting, third-party services, materials and other costs as we advance our discovery, preclinical and clinical activities, and an increase of $0.7 million in facilities and other costs. The increases in expense reflect the accelerating pace of research and development activities and the increases in personnel, facilities, third party and consulting services to support those activities.

General and administrative expenses

General and administrative expenses were $5.0 million for the three months ended June 30, 2020 as compared to $2.4 million for the three months ended June 30, 2019, an increase of $2.6 million.

The increase in general and administrative expenses were primarily attributable to an increase of $0.7 million in personnel costs resulting from an increase in headcount, an increase of $1.9 million in third-party services to support our in-house personnel in various aspects of developing and supporting the business including human resources, information technology, audit, tax, public relations, communications and other general and administrative activities and expenses including stock compensation expense.

Other income

The change in our other income for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 primarily reflects a reduction in cash balances and a decrease in market interest rates.

Results of operations for the six months ended June 30, 2020 and 2019

The following table sets forth our results of operations:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Consolidated statements of operations:
Revenue	$—	$—
Operating expenses:
Research and development	15,183	10,156
General and administrative	9,563	4,611
Total operating expenses	$24,746	$14,767
Loss from operations	$(24,746)	$(14,767)
Other income:
Interest income	723	1,210
Other income (expense), net	25	(4)
Total other income	$748	$1,206
Net loss	$(23,998)	$(13,561)

Research and development expenses

Research and development expenses were $15.2 million for the six months ended June 30, 2020 as compared to $10.2 million for the six months ended June 30, 2019, an increase of $5.0 million. The table below summarizes our research and development expenses (in thousands):

	Six Months Ended June 30,
	2020	2019
STK-001	$5,595	$4,337
Personnel-related expenses	4,989	3,210
Third-party services	752	557
Scientific consulting	616	159
Facilities and other research and development expenses	3,231	1,893
Total research and development expenses	$15,183	$10,156

The increase in research and development expenses were primarily attributable to an increase of $1.3 million on our STK-001 program, comprised of third-party services and scientific consulting fees, an increase of $1.7 million in personnel costs resulting from an increase in headcount, an increase of $0.7 million in consulting, third-party services, materials and other costs as we advance our discovery and preclinical activities, and an increase of $1.3 million in facilities and other costs.

General and administrative expenses

General and administrative expenses were $9.6 million for the six months ended June 30, 2020 as compared to $4.6 million for the six months ended June 30, 2019, an increase of $5.0 million.

The increase in general and administrative expenses were primarily attributable to an increase of $1.7 million in personnel costs resulting from an increase in headcount, an increase of $3.3 million in third-party services to support our in-house personnel in various aspects of developing and supporting the business including human resources, information technology, audit, tax, public relations, communications and other general and administrative activities and expenses including stock compensation expense.

Other income (expense)

The change in our other income (expense) for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 principally reflects a reduction in cash balances and a decrease in market interest rates.

Liquidity and capital resources

Since our inception through December 31, 2019, our operations have been primarily financed by net proceeds of $280.4 million from the sale of convertible notes payable and our convertible preferred stock as well as our IPO.

As of June 30, 2020, we had $202.1 million in cash, cash equivalents and restricted cash. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception in June 2014 and, as of June 30, 2020, we had an accumulated deficit of $82.0 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

Cash flows

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(20,417)	$(12,806)
Investing activities	(691)	(482)
Financing activities	567	150,570
Net increase (decrease) in cash, cash equivalents and restricted cash	$(20,541)	$137,282

Operating activities

During the six months ended June 30, 2020, cash used in operating activities was $20.4 million and was primarily attributable to a net loss of $24.0 million, partially offset by non-cash charges of $3.3 million for share-based compensation, depreciation, and reduction in the carrying amount of right of use assets, and a net change of $0.3 million in our net operating assets and liabilities.

During the six months ended June 30, 2019, cash used in operating activities was $12.8 million and was attributable to a net loss of $13.6 million offset by non-cash charges of $0.7 million and a net change of $0.1 million in our net operating assets and liabilities.

Investing activities

Our investing activities during the six months ended June 30, 2020 and 2019 have consisted principally of purchases of property and equipment.

Financing activities

Our financing activities during the six months ended June 30, 2020 consisted primarily of $0.6 million from the exercise of stock options.

Our financing activities during the six months ended June 30, 2019 consisted primarily of $150.5 million of net proceeds related to our IPO which occurred in June 2019.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of June 30, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future fiscal periods (in thousands):

	Payments Due by Fiscal Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$1,760	$577	$1,183	$—	$—
Total	$1,760	$577	$1,183	$—	$—

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

Commitments

Our commitments primarily consist of obligations under our agreements with CSHL and the University of Southampton. As of June 30, 2020, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 5—Commitments and Contingencies of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash, cash equivalents and restricted cash of $202.1 million as of June 30, 2020 and $222.7 million as of December 31, 2019. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. A hypothetical 100 basis point change in interest rates would affect the fair market value of our cash equivalents by approximately $2.1 million.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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
•

potential delays in enrollment, site visits, evaluations, dosing of patients participating in clinical trials as hospitals prioritize the treatment of COVID-19 patients or patients decide to not enroll in the study as a result of the COVID-19 pandemic;

•

government regulations that may be imposed in response to the COVID-19 pandemic may restrict the movement of our global supply chain and divert hospital resources that are necessary to administer STK-001 or delay the review of future product candidates;

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

Many companies in the biotechnology industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and there is a high failure rate for product candidates proceeding through clinical trials. In addition, different methodologies, assumptions and applications we utilize to assess particular safety or efficacy parameters may yield different statistical results. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval. If our study data do not consistently or sufficiently demonstrate the safety or efficacy of any of our product candidates, including STK-001, then the regulatory approvals for such product candidates could be significantly delayed as we work to meet approval requirements, or, if we are not able to meet these requirements, such approvals could be withheld or withdrawn. Regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. We cannot be certain that we will not face similar setbacks. While currently we are not experiencing any significant delays or disruptions to our clinical trial a result of the global COVID-19 pandemic, we expect that the COVID-19 pandemic may directly or indirectly impact our clinical trial enrollment, dosing, and regulatory approval timelines.

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
•

potential delays in enrollment, site visits, evaluations, dosing of patients participating in the clinical trial as hospitals prioritize the treatment of COVID-19 patients or patients decide to not enroll in the study as a result of the COVID-19 pandemic; and

•

government regulations that may be imposed in response to the COVID-19 pandemic may restrict the movement of our global supply chain, divert hospital resources that are necessary to administer STK-001.

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

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or Risk Evaluation and Mitigation Strategies. These regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and adversely affect our business, financial condition, results of operations and prospects. While currently we are not experiencing any significant delays or disruptions to our clinical trial a result of the global COVID-19 pandemic, we expect that the COVID-19 pandemic may directly or indirectly impact our clinical trial enrollment, dosing, and regulatory approval timelines.

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

Genetically defined diseases generally, and especially those for which our lead product candidate is targeted, have low incidence and prevalence. We estimate that the incidence of Dravet syndrome is approximately 1 in 15,625 births. This could pose obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients into our trials or limit a product candidate’s commercial potential. Patient enrollment may be affected by other factors including:

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

Moreover, in light of the limited number of potential patients impacted by Dravet syndrome, our per-patient therapy pricing of STK-001, if approved, must be high in order to recover our development and manufacturing costs, fund additional research and achieve profitability. We may also need to fund patient support programs upon the marketing of a product candidate, which would negatively affect our product revenue. We may be unable to maintain or obtain sufficient therapy sales volumes at a price high enough to justify our development efforts and our sales, marketing and manufacturing expenses. While currently we are not experiencing any significant delays or disruptions to our clinical trial as a result of the global COVID-19 pandemic, we expect that the COVID-19 pandemic may directly or indirectly impact our clinical trial enrollment, dosing, and regulatory approval timelines.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the Affordable Care Act, or the ACA, was enacted to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. As implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. The current U.S. presidential administration and U.S. Congress have sought, and we expect they will continue to, seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. Since January 2017, the current U.S. presidential administration has issued two executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. For example, on October 12, 2017, the current U.S. presidential administration issued an executive order that expands the use of association health plans and allows anyone to purchase short-term health plans that provide temporary, limited insurance. This executive order also calls for the halt of federal payments to health insurers for cost-sharing reductions previously available to lower-income Americans to afford coverage. There is uncertainty with respect to which legislation, if any, will be enacted and the impact the current U.S. presidential administration may have, if any, and any changes likely will take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2027 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations. Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA authorization under an FDA expanded access program; however, manufacturers are not obligated to provide investigational new drug products under the current federal right to try law. We may choose to seek an expanded access program for our product candidates, or to utilize comparable rules in other countries that allow the use of a drug, on a named patient basis or under a compassionate use program.

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

Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying NDA for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent Biologics License Application, or BLA, or NDA. We may seek Rare Pediatric Disease designations for STK-001. If a product candidate is designated before October 1, 2020, it is eligible to receive a voucher if it is approved before October 1, 2022. However, there is no expectation that STK-001 or any of our future product candidates will be approved by that date, or at all, and, therefore, we may not be in a position to obtain priority review vouchers prior to expiration of the program, unless Congress further reauthorizes the program. Additionally, designation of a drug for a rare pediatric disease does not guarantee that an NDA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease Designation does not lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement by government authorities for new products are typically made by the Centers for Medicare & Medicaid Services, or CMS, since CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. However, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries has and will continue to put pressure on the pricing and usage of therapeutics such as our product candidates. In many countries, particularly the countries of the EU, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. In general, the prices of products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

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

We are an early-stage biotechnology company with a limited operating history on which to base your investment decision. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, manufacturing, and conducting research and development activities for our product candidates. We have never generated any revenue from product sales. We have not obtained regulatory approvals for any of our product candidates and have funded our operations to date through proceeds from sales of our preferred stock and common stock.

We have incurred net losses in each year since our inception. We incurred net losses of $13.0 million and $7.8 million, for the three months ended June 30, 2020 and 2019, respectively. We incurred net losses of $24.0 million and $13.6 million, for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $82.0 million and as of December 31, 2019 we had an accumulated deficit of $58.0 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for STK-001 and other future product candidates, if any, and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our cash, cash equivalents and restricted cash of $202.1 million as of June 30, 2020, will enable us to fund our operating expenses and capital expenditure requirements into 2023. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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

In addition, the CARES Act temporarily repealed the 80% taxable income limitation for tax years beginning before January 1, 2021; net operating loss carried forward generated from 2018 or later and carryforwards to taxable years beginning after December 31, 2020 will be subject to the 80% limitation. Also, under the CARES Act, net operating losses arising in 2018, 2019 and 2020 can be carried back 5 years. New legislation or regulation which could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial results. Additionally, we use our best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions could have a material adverse effect on our business, results of operations, or financial condition.

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

If we or our licensors fail to adequately protect our licensed intellectual property, our ability to commercialize product candidates could suffer. We do not have complete control over the maintenance, prosecution and litigation of our in-licensed patents and patent applications and may have limited control over future intellectual property that may be in-licensed. For example, we cannot be certain that activities such as the maintenance and prosecution by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. It is possible that our licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves or may not be conducted in accordance with our best interests.

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

Based on the beneficial ownership of our common stock as of June 30, 2020, our executive officers, directors and affiliates beneficially owned approximately 52.0% of our outstanding voting stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over the analysts, or the content and opinions included in their reports. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our preclinical studies and clinical trials and results of operations fail to meet the expectations of analysts, our stock price would likely decline. If one or more of such analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause a decline in our stock price or trading volume.

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

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

3.1	Restated Bylaws	S-3	333-239801	July 10, 2020	3.2

10.1	Controlled Equity OfferingSM Sales Agreement dated July 10, 2020, by and between the Registrant, Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated.	S-3	333-239801	July 10, 2020	1.2

10.2	Scientific Advisory Board Agreement, June 2020					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

Company Name

Date: August 10, 2020	By:	/s/ Edward M. Kaye, M.D.
Edward M. Kaye, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Stephen J. Tulipano
Stephen J. Tulipano
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)