Form 10-Q
period 2020-09-30
Stoke Therapeutics, Inc.
filed 2020-11-12
CIK 1623526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 5, 2020, the registrant had 33,470,262 shares of common stock, $0.0001 par value per share, outstanding.

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

•	our ability to become profitable;
•	our ability to procure sufficient funding;
•	our limited operating history;
•	our ability to develop, obtain regulatory approval for and commercialize STK-001 and our future product candidates, including any impact from COVID-19;
•	our success in early preclinical studies or clinical trials, which may not be indicative of results obtained in later studies or trials;
•	our ability to obtain regulatory approval to commercialize STK-001 or any other future product candidate;
•	our ability to identify patients with the diseases treated by STK-001 or our future product candidates, and to enroll patients in trials;
•	the success of our efforts to use TANGO to expand our pipeline of product candidates and develop marketable products;
•	our ability to obtain, maintain and protect our intellectual property;
•	our reliance upon intellectual property licensed from third parties;
•	our ability to identify, recruit and retain key personnel;
•	our financial performance; and
•	developments or projections relating to our competitors or our industry.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Stoke Therapeutics, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$191,461	$222,471
Prepaid expenses and other current assets	3,615	3,281
Deferred financing costs	378	—
Interest receivable	2	281
Total current assets	$195,456	$226,033
Restricted cash	205	205
Operating lease right-of-use assets	1,381	—
Property and equipment, net	2,893	2,512
Total assets	$199,935	$228,750
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,095	$751
Accrued and other current liabilities	5,640	3,350
Total current liabilities	$6,735	$4,101
Long term liabilities	665	221
Total liabilities	$7,400	$4,322
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized, 33,361,188 and 32,861,842 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	288,249	282,460
Accumulated deficit	(95,717)	(58,035)
Total stockholders’ equity	$192,535	$224,428
Total liabilities and stockholders’ equity	$199,935	$228,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	8,109	6,518	23,293	16,675
General and administrative	5,602	3,324	15,165	7,935
Total operating expenses	13,711	9,842	38,458	24,610
Loss from operations	(13,711)	(9,842)	(38,458)	(24,610)
Other income:
Interest income	11	1,236	734	2,447
Other income (expense), net	16	2	42	(2)
Total other income	27	1,238	776	2,445
Net loss and comprehensive loss	$(13,684)	$(8,604)	$(37,682)	$(22,165)
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.26)	$(1.14)	$(1.71)
Weighted-average common shares outstanding, basic and diluted	33,273,597	32,707,647	32,954,727	12,991,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity

(in thousands, except share and per share amounts)

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance as of December 31, 2018	22,677,585	$2	727,413	$—	$130,776	$(25,710)	$105,068
Net loss	—	—	—	—	—	(5,742)	(5,742)
Stock-based compensation	—	—	—	—	181	—	181
Issuance of common stock upon exercise of stock options	—	—	164,810	—	74	—	74
Balance as of March 31, 2019	22,677,585	$2	892,223	$—	$131,031	$(31,452)	$99,581
Net loss	—	—	—	—	—	(7,819)	(7,819)
Stock-based compensation	—	—	—	—	298	—	298
Issuance of common stock upon exercise of stock options	—	—	29,981	—	27	—	27
Issuance of common stock upon initial public offering, net of underwriting discounts, commissions, and offering costs	—	—	9,074,776	1	149,448	—	149,449
Conversion of preferred stock to common stock	(22,677,585)	(2)	22,677,585	2	—	—	—
Balance as of June 30, 2019	—	$—	32,674,565	$3	$280,804	$(39,271)	$241,536
Net loss	—	—	—	—	—	(8,604)	(8,604)
Stock-based compensation	—	—	—	—	731	—	731
Issuance of common stock upon exercise of stock options	—	—	49,588	—	20	—	20
Balance as of September 30, 2019	—	$—	32,724,153	$3	$281,555	$(47,875)	$233,683

Balance as of December 31, 2019	—	$—	32,861,842	$3	$282,460	$(58,035)	$224,428
Net loss	—	—	—	—	—	(11,039)	(11,039)
Stock-based compensation	—	—	—	—	754	—	754
Issuance of common stock upon exercise of stock options	—	—	105,508	—	199	—	199
Balance as of March 31, 2020	—	$—	32,967,350	$3	$283,413	$(69,074)	$214,342
Net loss	—	—	—	—	—	(12,959)	(12,959)
Stock-based compensation	—	—	—	—	1,649	—	1,649
Issuance of common stock upon exercise of stock options	—	—	245,194	—	368	—	368
Balance as of June 30, 2020	—	$—	33,212,544	$3	$285,430	$(82,033)	$203,400
Net loss	—	—	—	—	—	(13,684)	(13,684)
Stock-based compensation	—	—	—	—	1,785	—	1,785
Issuance of common stock upon exercise of stock options	—	—	131,253	—	682	—	682
Issuance of common stock related to employee stock purchase plan	—	—	17,391	—	352	—	352
Balance as of September 30, 2020	—	$—	33,361,188	$3	$288,249	$(95,717)	$192,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of cash flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(37,682)	$(22,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	651	311
Stock-based compensation	4,188	1,210
Loss on disposal of property and equipment	3	3
Reduction in the carrying amount of right of use assets	772	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(55)	(2,887)
Accounts payable and accrued liabilities	833	2,652
Deferred rent	—	22
Net cash used in operating activities	$(31,290)	$(20,854)
Cash flows from investing activities:
Purchases of property and equipment	(960)	(1,067)
Proceeds from sale of property and equipment	—	2
Net cash used in investing activities	$(960)	$(1,065)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	1,248	121
Proceeds from Employee Stock Purchase Plan	352	—
Deferred Financing Costs	(360)	—
Proceeds from the issuance of common stock upon initial public offering	—	151,912
Payments of initial public offering costs	—	(2,463)
Net cash provided by financing activities	$1,240	$149,570
Net increase (decrease) in cash, cash equivalents and restricted cash	$(31,010)	$127,651
Cash, cash equivalents and restricted cash—beginning of period	$222,676	$105,603
Cash, cash equivalents and restricted cash—end of period	$191,666	$233,254

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right-of-use assets recognized in exchange for operating leases upon adoption of Topic 842	$2,153	$—
Property and equipment included in accrued expense and accounts payable	$76	$—
Deferred offering costs not yet paid	$17	$—

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

Shelf Registration

In July 2020, the Company filed a universal Shelf Registration statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”). The Registration Statement was declared effective by the SEC on July 20, 2020,  and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $400,000,000 of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150,000,000 of our common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement. The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The $150,000,000 of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $400,000,000 of securities that may be offered, issued and sold by the Company under the base prospectus. As of September 30, 2020, the Company has not issued any securities in connection with Registration Statement.

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

Liquidity

The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of the issuance date of these unaudited condensed consolidated financial statements the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these unaudited condensed consolidated financial statements.

2. Summary of significant accounting policies and recent accounting pronouncements

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”),and include the accounts of the Company and its wholly-owned subsidiary. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). All intercompany transactions between and among its consolidated subsidiary have been eliminated.

Unaudited interim financial information

The accompanying interim unaudited condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and related footnotes as of and for the year ended December 31, 2019, which was filed with the SEC on March 23, 2020. The Company’s financial information as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet information as of December 31, 2019 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

Restricted cash

At September 30, 2020, restricted cash consisted of money market accounts collateralizing letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities.

The following table reconciles cash and cash equivalents and restricted cash per the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	As of September 30,
	2020	2019
Cash and cash equivalents	$191,461	$233,049
Restricted cash	$205	$205
Total cash, cash equivalents and restricted cash	$191,666	$233,254

Fair value of financial instruments

ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (“observable inputs”) and the Company’s own assumptions (“unobservable inputs”). Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier value hierarchy that distinguishes between the following:

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

Net loss per share

The Company calculates basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for participating securities. The Company considers its convertible preferred stock (“Preferred Stock”) to be participating securities as in the event a dividend is paid on common stock, the holders of Preferred Stock would be entitled to receive dividends on a basis consistent with the common stockholders. Under the two-class method, the net loss attributable to common stockholders is not allocated to the Preferred Stock as the holders of the Preferred Stock do not have a contractual obligation to share in losses.

Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock.

Emerging growth company and smaller reporting company status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.

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

3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair value measurements as of September 30, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$191,461	$—	$—	$191,461
Total	$191,461	$—	$—	$191,461

	Fair value measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$222,471	$—	$—	$222,471
Total	$222,471	$—	$—	$222,471

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.

There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

The carrying value of cash, cash equivalents, accounts payable and accrued expenses that are reported on the condensed consolidated balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

4. Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued employee compensation costs	$2,409	$2,053
Accrued professional	559	228
Accrued research and development costs	1,231	959
Current portion of operating lease liabilities	1,119	—
Accrued Other	67	56
Other Current Liabilities	255	54
	$5,640	$3,350

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

Future minimum lease payments under non-cancellable leases as of September 30, 2020 are as follows (in thousands):

2020	$290
2021	1,102
2022	81
Total lease payments	1,473
Less imputed interest	(58)
Present value of lease liabilities	$1,415

Future minimum lease payments under non-cancellable leases as of December 31, 2019 are as follows (in thousands):

2020	$1,149
2021	1,102
2022	81
2023	—
Thereafter	—
$2,332

Lease balances as of September 30, 2020 are as follows (in thousands):

Operating right-of-use assets	$1,381
Current Portion of operating lease liabilities	$1,119
Non-current portion of operating lease liabilities	296
Total operating lease liabilities	$1,415

The weighted average remaining lease term and weighted average discount rate of our operating leases as of September 30, 2020 are as follows:

Weighted average remaining lease term in years	1.3
Weighted average discount rate	7.02%

Rent expense incurred under operating leases was approximately $0.3 million for the three months and $0.9 million for the nine months ended September 30, 2020 respectively.

Consulting agreement

In October 2014, the Company entered into a consulting agreement with a member of the Company’s board of directors, who is also an employee of Cold Spring Harbor Laboratory (“CSHL”), to provide consulting services related to scientific research related to the development of antisense-based drugs, therapies, diagnostic and research tools, products, services and intellectual property. The Company recognized expenses of $0.02 million for the three-month period ended March 31, 2020 and did not recognize any additional expense in the nine-month period ended September 30, 2020. The Company recognized expenses of $0.02 million in the three-month period ending September 30, 2019 and $0.07 million in the nine-month period ending September 30, 2019, for such consulting services. The initial term of this agreement was five years and the parties mutually agreed not to extend the consulting agreement in April 2020.

Scientific Advisory Board Agreement

In June 2020, the Company entered into a scientific advisory board agreement with a member of the Company’s board of directors, who is also an employee of CSHL, to provide scientific advisory services related to the Company’s Targeted Augmentation of Nuclear Gene Output (“TANGO”) antisense oligonucleotide technology and other antisense oligonucleotide technologies, as well as current and future therapeutic targets and programs.  The Company recognized expense of $0.01 million in the three-month period ended September 30, 2020 and $0.04 million in the nine-month period ended September 30, 2020, for such scientific advisory services. The term of this agreement is 12 months.

License and research agreements

In July 2015, the Company entered into a worldwide license agreement (the “CSHL Agreement”), with CSHL, with respect to TANGO patents. Under the CSHL Agreement, the Company receives an exclusive (except with respect to certain government rights and non-exclusive licenses), worldwide license under certain patents and applications relating to TANGO. As part of the CSHL Agreement, the Company granted CSHL 164,927 shares of common stock valued based on an independent appraisal at approximately $0.07 million. The CSHL Agreement obligates the Company to make additional payments that are contingent upon certain milestones being achieved. The Company is also required to pay royalties, tiered based on the scope of patent coverage for each licensed product, ranging from a low-single digit percentage to a mid-single digit percentage on annual net sales. These royalty obligations apply on a licensed product-by-licensed product and country-by-country basis until the latest of (i) the expiration of the last valid claim of a CSHL patent covering the applicable licensed product or (ii) the expiration of any regulatory exclusivity for the applicable licensed product. In addition, if the Company sublicenses the rights under the CSHL Agreement, the Company is required to pay a maximum of twenty percent of the sublicense revenue to CSHL, which may be reduced to a mid-teens or a mid-single digit percentage upon achievement of certain clinical milestones for the applicable licensed product. Finally, the Company is required to pay an annual license maintenance fee of $0.01 million, which amount is creditable against any owed royalty or milestone payments. The maximum aggregate potential milestone payments payable total approximately $0.9 million. Additionally, certain licenses under the CSHL Agreement require the Company to reimburse CSHL for certain past and ongoing patent related expenses, however there were no expenses related to these reimbursable patent costs during the three months and nine months ended September 30, 2020 and 2019.

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton, (the “Southampton Agreement”), whereby the Company acquired rights to foundational technologies related to the Company’s TANGO technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. As part of the Southampton Agreement, the Company paid 0.06 million pounds sterling (approximately $0.07 million as of the date thereof) as an up-front license fee. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. The maximum aggregate potential milestone payments payable by the Company totaled approximately 0.4 million pounds sterling (approximately $0.5 million as of September 30, 2020). As of September 30, 2020, and December 31, 2019, the Company had recorded no liabilities under the Southampton Agreement.

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

On June 21, 2019, the Company completed its IPO and in conjunction therewith, all outstanding convertible preferred stock was converted into common stock. Accordingly, as of September 30, 2020, there was no preferred stock outstanding.

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

As of September 30, 2020, there were no shares available for future issuance under the 2014 Plan and 2,358,296 shares were available under the 2019 Plan.

During the three-months ended September 30, 2020, the Company granted options to purchase 168,255 shares of common stock to certain of its employees and 1,138,657 shares for the nine-months ended September 30, 2020. The options vest over four years and are exercisable at a per share price equal to the fair value of the common stock on the grant date.

Stock-based compensation

As of September 30, 2020, there was $18.8 million of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the 2014 and 2019 Plans. The compensation is expected to be recognized over a weighted average period of 3.01 years as of September 30, 2020.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$499	$134	$1,237	$330
General and administrative	1,286	597	2,951	880
	$1,785	$731	$4,188	$1,210

2019 Employee stock purchase plan

In June 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 18, 2019. The Company initially reserved 315,000 shares of common stock for sale under the ESPP. At September 30, 2020, the Company had 297,609 shares available for issuance under the plan. The average grant date fair value per share under the plan was $26.54 for 2020. The total ESPP stock-based compensation expense for the nine-months ended September 30, 2020 was $0.2 million. The number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years following the first offering date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or a lower amount determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP will not exceed 3,150,000 shares of the Company’s common stock.

8. Net loss per share attributable to common stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(13,684)	$(8,604)	$(37,682)	$(22,165)
Denominator:
Weighted-average number of common shares, basic and diluted	33,273,597	32,707,647	32,954,727	12,991,672
Net loss per common share attributable to common stockholders, basic and diluted	$(0.41)	$(0.26)	$(1.14)	$(1.71)

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

	September 30,
	2020	2019
Preferred Stock	—	—
Outstanding options to purchase common stock	4,894,249	4,218,937
	4,894,249	4,218,937

9. Income taxes

The Company did not record an income tax benefit in its condensed consolidated statement of operations and comprehensive loss for the three months and nine months ended September 30, 2020 and 2019 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company had net deferred tax assets and liabilities of $17.9 million at December 31, 2019. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of September 30, 2020 and December 31, 2019, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has evaluated the impact of the CARES Act, and at present, the Company does not expect that the NOL carryback provision of the CARES Act would result in a cash benefit to us.

The Company did not record any amounts for unrecognized tax benefits as of September 30, 2020 or December 31, 2019.

10. Employee benefits

In 2016, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. On January 1, 2020, the Company began to make matching contributions up to 4% of annual salary for those employees who are participating in the 401(k) Plan. For the three and nine months ended September 30, 2020, the Company made matching contributions of $0.08 million and $0.24 million, respectively. The Company was not required to make and did not make any contributions to the 401(k) Plan for the three and nine months ended September 30, 2019.

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

Overview

We are pioneering a new way to treat the underlying causes of severe genetic diseases by precisely upregulating protein expression. We are developing novel antisense oligonucleotide (“ASO”), medicines that target ribonucleic acid (“RNA”), and modulate precursor-messenger RNA, splicing to upregulate protein expression where needed and with appropriate specificity to near normal levels. We utilize our proprietary technology platform, Targeted Augmentation of Nuclear Gene Output (“TANGO”), to design ASOs to upregulate the expression of protein by individual genes in a patient. Our approach is designed to allow us to deliver in a highly precise, durable and controlled manner disease-modifying therapies to a wide range of relevant tissues, including the central nervous system, eye, kidney and liver.

We were incorporated in June 2014. In July 2015 and April 2016, we entered into worldwide license agreements with Cold Spring Harbor Laboratory (“CSHL”), and the University of Southampton, respectively, with respect to certain licensed patents and applications relating to TANGO. TANGO exploits non-productive splicing events to effect targeted enhancement of protein expression. Since our inception through June 21, 2019, our operations have been financed primarily from the sale of convertible notes payable and our convertible preferred stock.

On June 21, 2019, we completed an initial public offering (“IPO”), of our common stock and issued and sold 9,074,776 shares of common stock at a public offering price of $18.00 per share, which included 1,183,666 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock resulting in net proceeds of $151.9 million after deducting underwriting discounts and commissions but before deducting offering costs of approximately $2.5 million.

As of September 30, 2020 and December 31, 2019 we had $191.7 million and $222.7 million, respectively, in cash, cash equivalents and restricted cash.

Since inception, we have had operating losses, the majority of which are attributable to research and development activities. Our net losses were $13.7 million and $8.6 million for the three months ended September 30, 2020 and 2019, respectively and $37.7 million and $22.2 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $95.7 million and as of December 31, 2019 we had an accumulated deficit of $58.0 million.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses and losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products, as well as hire additional personnel, develop commercial infrastructure, pay fees to outside consultants, lawyers and accountants, and incur increased costs associated with being a public company such as expenses related to services associated with maintaining compliance with Nasdaq listing rules and Securities and Exchange Commission (“SEC”) requirements, insurance and investor relations costs. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and restricted cash as of September 30, 2020, will enable us to fund our operating expenses and capital expenditure requirements into 2023. To date, we have not had any products approved for sale and have not generated any product sales. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

In July 2020, the Company filed a universal shelf registration statement on Form S-3 (the “Registration Statement”) with the SEC. The Registration Statement was declared effective by the SEC on July 20, 2020,  and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $400,000,000 of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150,000,000 of our common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement. The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The $150,000,000 of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $400,000,000 of securities that may be offered, issued and sold by the Company under the base prospectus. As of September 30, 2020, the Company has not issued any securities in connection with the Registration Statement.

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

To date, our third party contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other third party vendors have been able to continue to provide services and supply reagents, materials, and products and currently do not anticipate any significant disruption in services or interruptions in supply. We have pursued mitigation strategies to keep key research activities on track. Our third-party CMOs continue to operate their manufacturing facilities at or near normal levels. While we currently do not anticipate any significant interruptions in our manufacturing processes, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and CMO’s ability to manufacture reagents, materials, or products that we need to use in our research and clinical trial. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, our observational study, our clinical trial, and our ability to hire and retain employees.

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

While we continue to enroll and dose patients in our Phase 1/2a clinical trial at sites across the United States, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trial activities due to hospitals closing sites and/or diverting the resources that are necessary to conduct clinical trials. We are pursuing approaches to help mitigate the impact to our clinical trial. Currently we have not experienced any delay in initiating our clinical trial.

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

Program Update

Dravet Syndrome Program - STK-001

We designed our lead product candidate, STK-001, to treat Dravet syndrome, a severe and progressive genetic epilepsy. This program draws on a well-defined patient population based on routine genetic testing and learnings from drugs approved for the treatment of Dravet syndrome to inform the clinical and regulatory pathways for STK-001. We anticipate that the COVID-19 pandemic may directly or indirectly impact the timeline of our clinical program for STK-001.

We submitted an investigational new drug application (“IND”) for STK-001 to the U.S. Food and Drug Administration (the “FDA”), in late 2019. In the first quarter of 2020, we received communication from the FDA confirming that we may proceed with clinical dosing of the first 2 cohorts of the planned Phase 1/2a clinical trial (the “MONARCH Study”).

In March 2020, the Company announced the FDA had placed a partial clinical hold on doses of STK-001 above 20mg in the MONARCH Study, pending additional preclinical testing to determine the safety profile of doses higher than the current no observed adverse effect level (“NOAEL”). When intrathecal doses above the NOAEL were administered to non-human primates (“NHPs”) adverse hind limb paresis was observed. This finding is known to occur following intrathecal delivery of ASOs to NHPs and is not known to translate to the human experience. When extremely high dose levels were administered, acute convulsions were observed immediately following STK-001 administration. The dose levels were well above the range of corresponding human doses that would ever be administered in the clinic and were delivered in a formulation that was at a higher concentration than would be administered in the clinic. There is no apparent correlation of these acute adverse events with the mechanism of action of STK-001.

On August 5th, 2020, the first patient in the single ascending dose (“SAD”) portion (formerly, Part A) of the study was dosed with STK-001. We expect that COVID-19 precautions may directly or indirectly impact the timeline.

On October 7, 2020, we announced plans to move forward with dosing of STK-001 in children and adolescents pursuant to the MONARCH Study. We announced that the FDA agreed that we could add a 30mg dose to the SAD portion of the study such that a total of three dose levels will now be evaluated: 10 mg, 20 mg, and 30mg. Dosing above 30mg in this study remains on partial clinical hold by the FDA.

In addition, subject to review by the FDA, we are adding a multiple ascending dose (“MAD”) portion to the MONARCH Study, replacing Part B. This decision is based on new preclinical repeat-dose toxicology data, which were reviewed by the FDA as part of ongoing discussions with us. There were no adverse effects observed in the NHP repeat dose study. We submitted a protocol amendment to the FDA reflecting these changes to the SAD and MAD portions of the MONARCH Study. Enrollment and dosing in the MONARCH Study remain ongoing. We expect preliminary clinical data relating to the MONARCH Study in 2021.

While we continue working to minimize any potential delay to continued clinical testing of STK-001, we expect that the COVID-19 pandemic may directly or indirectly impact the timeline. Our ability to continue the clinical trial or initiate the MAD portion of the clinical trial may be adversely affected, directly or indirectly, by the COVID-19 pandemic. For example, although our Phase 1/2a study of STK-001 for the treatment of Dravet syndrome has not been delayed, we plan to have clinical trial sites in various parts of the United States, some of which have had high incident rates of COVID-19 patients. Restrictions on travel and/or transport of clinical materials, as well as diversion of hospital staff and resources to COVID-19 infected patients, could disrupt trial operations as well as recruitment, possibly resulting in a slowdown in enrollment and/or deviations from or disruptions in key clinical trial activities, such as clinical trial site monitoring. These challenges may lead to difficulties in meeting protocol-specified procedures.

Autosomal Dominant Optic Atrophy Program

In November 2020, we announced the nomination of OPA1 as our next target for preclinical development to treat Autosomal Dominant Optic Atrophy (“ADOA”). ADOA is the most common inherited optic nerve disorder seen in clinical practice and causes progressive and irreversible vision loss in both eyes starting in the first decade of life. Many children progress to blindness. The disease affects one in 30,000 people globally with a higher incidence of approximately one in 10,000 in Denmark due to a founder effect. 65% to 90% of ADOA is caused by loss of function mutations in one allele of the OPA1 gene which leads to haploinsufficiency and disease manifestation. More than 400 different OPA1 mutations have been reported in people diagnosed with ADOA. Most mutations result in a severe decrease – up to 50% – of the normal amount of the OPA1 protein. There is no strong genotype-phenotype correlation.

OPA1 is a dynamin-related GTPase that plays a key role in maintaining mitochondria structure and dynamics. The OPA1 protein is imported into the mitochondria and is the crucial molecule that mediates inner mitochondria membrane fusion and cristae morphogenesis and is critical for oxidative phosphorylation and ATP synthesis. Insufficient OPA1 activity causes mitochondria dysfunction with consequent insufficient ATP production, excess reactive oxygen species production and eventual cell death. High energy demanding cells such as neurons and cardiomyocytes are particularly susceptible to mitochondria dysfunction, and retinal ganglion cells (“RGCs”) are a neuronal cell type most susceptible to loss of OPA1 protein as evidenced by RGC death in ADOA caused by OPA1 haploinsufficiency.

A clinical diagnosis of dominant optic atrophy is made when a patient meets some or all of the following criteria: pathogenic variant of the OPA1 gene identified in the patient or a family member; reduced visual acuity; temporal disc pallor; visual field defect; color vision defect (acquired blue-yellow loss); thinning of retinal nerve fiber layer and abnormal visual evoked potentials. Clinical findings are based on: intraocular pressure measurement; visual field assessment; color discrimination; dilated slit lamp biomicroscopy; optical coherence tomography; or visual electrophysiology. Patients suspected of dominant optic atrophy are recommended to receive genetic testing to confirm the clinical diagnosis, help identify other family members who are affected and ensure patients avoid stressors that could increase disease progression (e.g. smoking, alcohol). The prognosis for many patients with dominant optic atrophy is poor and the rate of visual loss can be difficult to predict given significant inter- and intra-familial variability.

There are currently no available treatments for dominant optic atrophy. Because ADOA causes deterioration of the optic nerves, corrective aids such as glasses or contacts do not help to improve vision lost to the disease. Supportive services and low-vision aids are offered for patients with severely decreased visual acuity.  Our ASOs are designed to target the underlying cause of ADOA, which is OPA1 haploinsufficiency, by decreasing a non-productive mRNA splicing event in the OPA1 gene to increase productive OPA1 mRNA and OPA1 protein in the retinal ganglion cells.

OPA1 Preclinical Data for the Potential Treatment of ADOA

We previously identified a novel exon inclusion event (“Exon X”) in OPA1 that leads to non-productive mRNA due to introduction of a premature termination codon (“PTC”) (Figure 1 below). In April 2020 and June 2020, we provided data in presentations at the American Society of Gene & Cell Therapy and the Association for Research in Vision and Ophthalmology meetings, respectively, showing that ASO-14 blocked the incorporation of Exon X with consequent dose-dependent increase in productive OPA1 mRNA and protein due to reduction of Exon X-directed non-sense mediated decay (“NMD”) of OPA1 mRNA (Figure 2 below). We have now demonstrated that a single injection of ASO-14 surrogate in the rabbit eye leads to a dose-dependent increase in ASO accumulation in the retina that correlated with an increase in target engagement (removal of Exon X) and an increase in OPA1 protein (Figure 3 below). The study was conducted using female NZW rabbits that were injected with a single dose of vehicle alone or vehicle containing ASO (n=3/group). On Days 15 and 29, the retinal tissue was collected and analyzed. Specifically, we learned that retinal exposure of ASO-14 surrogate (ST-1102) was elevated with increased dosing, dose-dependent target engagement was seen at all three time-points examined, and protein increase of OPA1 protein was observed at both Day 15 and Day 29 of the study.  We further showed that in OPA1 haploinsufficient human cells, ASO-14-mediated increase in OPA1 protein translates to improved mitochondrial function as measured by the substantial restoration of Adenosine triphosphate (“ATP”) levels in the treated cells (Figure 4 below). ATP is produced by the mitochondria and is the key energy carrying molecule in cells. We observed a 20% ATP deficit in OPA1 +/- HEK293. Treatment with ASO-14 restored ATP levels to ~90% of control cells.

Figure 1: A representation of the non-productive mRNA splicing event in OPA1

Figure 2: Inhibition of NMD with cycloheximide allows for evaluation of the abundance of this event in vitro

Figure 3: Rabbit ASO demonstrates dose-dependent OPA1 protein increase in rabbit retina

Figure 4: Human ASO demonstrates ATP upregulation in OPA1 haploinsufficient HEK293 cells

** = P value 0.0006

*** = P value <0.0001

### = P value 0.0006

We believe our preclinical data to date support the use of our TANGO technology to treat ADOA due to OPA1 haploinsufficiency. We have observed that ASO-mediated specific reduction in non-productive OPA1 mRNA provides an increase in productive OPA1 mRNA and an increase in OPA1 protein in a dose-dependent manner in vitro. We have also observed dose-dependent ASO exposure and consequent reduction in non-productive mRNA and increase in OPA1 protein in vivo in the rabbit retina. Test compounds were well-tolerated in wild-type rabbit for up to 29 days after intravitreal injection (maximum days evaluated). ASO-mediated increase in OPA1 protein levels in OPA1 haploinsufficient cells correlated with a substantial restoration of mitochondrial function as measured by an increase in ATP synthesis capability.  The TANGO approach utilizes the wild-type OPA1 allele and can potentially be used to treat ADOA due to loss of OPA1 activity in a mutation-independent manner. As with STK-001 for Dravet syndrome, our study and development of the use of our TANGO technology to treat ADOA is subject to the risks and uncertainties stemming from the COVID-19 pandemic, which may directly or indirectly impact our ability to pursue this new target, and the timing in which we do so.

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

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

STK-001	$2,827	$3,228	$8,423	$7,565
Non-program specific and unallocated research and development expenses	5,282	3,290	14,870	9,110
Total research and development expenses	$8,109	$6,518	$23,293	$16,675

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

Results of operations for the three months ended September 30, 2020 and 2019

The following table sets forth our results of operations:

	Three Months Ended September 30,
	2020	2019
	(in thousands)
Consolidated statements of operations:
Revenue	$—	$—
Operating expenses:
Research and development	8,109	6,518
General and administrative	5,602	3,324
Total operating expenses	$13,711	$9,842
Loss from operations	$(13,711)	$(9,842)
Other income:
Interest income	11	1,236
Other income (expense), net	16	2
Total other income	$27	$1,238
Net loss	$(13,684)	$(8,604)

Research and development expenses

Research and development expenses were $8.1 million for the three months ended September 30, 2020 as compared to $6.5 million for the three months ended September 30, 2019, an increase of $1.6 million. The table below summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,
	2020	2019
STK-001	$2,827	$3,228
Personnel-related expenses	2,722	1,804
Third-party services	424	244
Scientific consulting	183	214
Facilities and other research and development expenses	1,953	1,028
Total research and development expenses	$8,109	$6,518

The increase in research and development expenses were primarily attributable to an increase of $0.9 million in personnel costs resulting from an increase in headcount, an increase of $0.2 million in consulting, third-party services, materials and other costs as we advance our discovery, preclinical and clinical activities, and an increase of $0.9 million in facilities and other costs, partially offset by a decrease of $0.4 million in expenses our STK-001 program which comprised of third-party services and scientific consulting fees. The increases in expense reflect the accelerating pace of research and development activities and the increases in personnel, facilities, third party and consulting services to support those activities.

General and administrative expenses

General and administrative expenses were $5.6 million for the three months ended September 30, 2020 as compared to $3.3 million for the three months ended September 30, 2019, an increase of $2.3 million.

The increase in general and administrative expenses were primarily attributable to an increase of $0.7 million in personnel costs resulting from an increase in headcount, and an increase of $1.6 million in third-party services to support our in-house personnel in various aspects of developing and supporting the business including human resources, information technology, audit, tax, public relations, communications and other general and administrative activities and expenses including stock compensation expense.

Other income

The change in our other income for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 primarily reflects a reduction in cash balances and a decrease in market interest rates.

Results of operations for the nine months ended September 30, 2020 and 2019

The following table sets forth our results of operations:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Consolidated statements of operations:
Revenue	$—	$—
Operating expenses:
Research and development	23,293	16,675
General and administrative	15,165	7,935
Total operating expenses	$38,458	$24,610
Loss from operations	$(38,458)	$(24,610)
Other income:
Interest income	734	2,447
Other income (expense), net	42	(2)
Total other income	$776	$2,445
Net loss	$(37,682)	$(22,165)

Research and development expenses

Research and development expenses were $23.3 million for the nine months ended September 30, 2020 as compared to $16.7 million for the nine months ended September 30, 2019, an increase of $6.6 million. The table below summarizes our research and development expenses (in thousands):

	Nine Months Ended September 30,
	2020	2019
STK-001	$8,423	$7,565
Personnel-related expenses	7,711	5,015
Third-party services	1,176	801
Scientific consulting	800	380
Facilities and other research and development expenses	5,183	2,914
Total research and development expenses	$23,293	$16,675

The increase in research and development expenses were primarily attributable to an increase of $0.9 million on our STK-001 program, comprised of third-party services and scientific consulting fees, an increase of $2.7 million in personnel costs resulting from an increase in headcount, an increase of $0.8 million in consulting, third-party services, materials and other costs as we advance our discovery and preclinical activities, and an increase of $2.2 million in facilities and other costs.

General and administrative expenses

General and administrative expenses were $15.2 million for the nine months ended September 30, 2020 as compared to $7.9 million for the nine months ended September 30, 2019, an increase of $7.3 million.

The increase in general and administrative expenses were primarily attributable to $2.7 million in third-party services to support our in-house personnel in various aspects of developing and supporting the business including human resources, information technology, audit, tax, public relations, communications and other general and administrative activities, an increase of $2.5 million in personnel costs resulting from an increase in headcount, and an increase of $2.1 million in stock compensation expense.

Other income (expense)

The change in our other income (expense) for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 principally reflects a reduction in cash balances and a decrease in market interest rates.

Liquidity and capital resources

Since our inception through December 31, 2019, our operations have been primarily financed by net proceeds of $280.4 million from the sale of convertible notes payable and our convertible preferred stock as well as our IPO.

As of September 30, 2020, we had $191.7 million in cash, cash equivalents and restricted cash. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception in June 2014 and, as of September 30, 2020, we had an accumulated deficit of $95.7 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

Cash flows

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(31,290)	$(20,854)
Investing activities	(960)	(1,065)
Financing activities	1,240	149,570
Net increase (decrease) in cash, cash equivalents and restricted cash	$(31,010)	$127,651

Operating activities

During the nine months ended September 30, 2020, cash used in operating activities was $31.3 million and was primarily attributable to a net loss of $37.7 million, partially offset by non-cash charges of $5.6 million for share-based compensation, depreciation, and reduction in the carrying amount of right of use assets, and a net change of $0.8 million in our net operating assets and liabilities.

During the nine months ended September 30, 2019, cash used in operating activities was $20.9 million and was primarily attributable to a net loss of $22.2 million offset by non-cash charges of $1.5 million and a net change of $0.2 million in our net operating assets and liabilities.

Investing activities

Our investing activities during the nine months ended September 30, 2020 and 2019 have consisted principally of purchases of property and equipment.

Financing activities

Our financing activities during the nine months ended September 30, 2020 consisted of $1.2 million in proceeds from the issuance of common stock upon exercise of stock options and $0.4 million in proceeds from our Employee Stock Purchase Plan offset by $0.4 million in deferred financing costs.

Our financing activities during the nine months ended September 30, 2019 consisted primarily of $149.4 million of net proceeds related to our IPO which occurred in June 2019.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of September 30, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future fiscal periods:

	Payments Due by Fiscal Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$1,473	$290	$1,183	$—	$—
Total	$1,473	$290	$1,183	$—	$—

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

Commitments

Our commitments primarily consist of obligations under our agreements with CSHL and the University of Southampton. As of September 30, 2020, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 5—Commitments and Contingencies of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Emerging growth company and smaller reporting company status

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash, cash equivalents and restricted cash of $191.7 million as of September 30, 2020 and $222.7 million as of December 31, 2019. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. A hypothetical 100 basis point change in interest rates would affect the fair market value of our cash equivalents by approximately $1.9 million.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Summary of Risk Factors

An investment in our common stock involves various risks, and prospective investors are urged to carefully consider the matters discussed in the section titled “Risk Factors” prior to making an investment in our common stock. These risks include, but are not limited to, the following:

•

We are early in our development efforts. If we are unable to develop, obtain regulatory approval for and commercialize STK-001 and our future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

•

Success in early preclinical studies or clinical trials may not be indicative of results obtained in later preclinical studies and clinical trials, including in our Dravet syndrome program or our ADOA program.

•

Even if we complete the necessary preclinical studies and clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than we seek.

•	The ongoing COVID-19 pandemic may, directly or indirectly, adversely affect our business, results of operations and financial condition.
•

Certain of the diseases we seek to treat have low prevalence, and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue growth if STK-001 or our future product candidates are approved.

•

If clinical trials of STK-001, the product candidate we select to treat ADOA or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of FDA or foreign regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately may be unable to complete, the development and commercialization of such product candidate.

•	We may not be successful in our efforts to use TANGO to expand our pipeline of product candidates and develop marketable products.
•

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

•	Our failure to obtain regulatory approval in international jurisdictions would prevent us from marketing our product candidates outside the United States.
•

STK-001, the product candidate we select to treat ADOA and our future product candidates may cause undesirable and unforeseen side effects or be perceived by the public as unsafe, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences.

•

A Fast Track Designation by the FDA, even if granted for any of our future product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

•

A Breakthrough Therapy Designation by the FDA for STK-001, the product candidate we select to treat ADOA or our future product candidates may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the product candidate will receive marketing approval.

•	Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.
•

The commercial success of our product candidates, including STK-001 and the product candidate we select to treat ADOA will depend upon their degree of market acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community.

•

The pricing, insurance coverage and reimbursement status of newly approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate product revenue.

•	Current and potential future healthcare reforms may adversely impact pricing, insurance coverage and reimbursement status of newly approved products.
•

We have a history of operating losses, and we may not achieve or sustain profitability. We anticipate that we will continue to incur losses for the foreseeable future. If we fail to obtain additional funding to conduct our planned research and development effort, we could be forced to delay, reduce or eliminate our product development programs or commercial development efforts.

•

We expect that we will need to raise additional funding before we can expect to become profitable from any potential future sales of STK-001, the product candidate we select to treat ADOA or our future product candidates. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

•	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•

Our success depends in part on our ability to obtain, maintain and protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.

•	The market price of our stock may be volatile, and you could lose all or part of your investment.

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

We have invested substantially all of our efforts and financial resources in the development of our Targeted Augmentation of Nuclear Gene Output (“TANGO”) technology and our current lead product candidate, STK-001, for the treatment of Dravet syndrome. We submitted an investigational new drug application (“IND”) for STK-001 in late 2019. In addition, we have recently named OPA1 expression using TANGO technology for the treatment of Autosomal Dominant Optic Atrophy (“ADOA”) as our second program, and intend to invest significant efforts and financial resources in its development.  Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of TANGO and our product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

Each of our programs and product candidates will require preclinical and clinical development, regulatory approval in multiple jurisdictions, obtaining preclinical, clinical and commercial manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. STK-001 and our future product candidates must be authorized for marketing by the U.S. Food and Drug Administration (the “FDA”) or certain other foreign regulatory agencies, such as the European Medicines Agency (the “EMA”), before we may commercialize any of our product candidates.

The success of STK-001 and our future product candidates depends on multiple factors, including:

•	Effective INDs and Clinical Trial Authorizations (“CTAs”) that allow commencement of our planned clinical trials or future clinical trials for our product candidates in relevant territories;

•

potential delays in enrollment, site visits, evaluations, or dosing of patients participating in clinical trials as hospitals prioritize the treatment of COVID-19 patients or patients decide not to enroll in the study as a result of the COVID-19 pandemic;

•

government regulations that may be imposed in response to the COVID-19 pandemic may restrict the movement of our global supply chain and divert hospital resources that are necessary to administer STK-001 or delay the review of future product candidates;

•	the direct and indirect impact of COVID-19 on our business and operations, third party vendors, supply chain, and regulatory approvals;
•

successful completion of preclinical studies, including those compliant with Good Laboratory Practices (“GLP”) or GLP toxicology studies, biodistribution studies and minimum effective dose studies in animals, and successful enrollment and completion of clinical trials compliant with current Good Clinical Practices (“GCPs”);

•	positive results from our clinical programs that are supportive of safety and efficacy and provide an acceptable risk-benefit profile for our product candidates in the intended patient populations;
•	receipt of regulatory approvals from applicable regulatory authorities;
•

establishment of arrangements with third-party contract manufacturing organizations (“CMOs”) for key materials used in our manufacturing processes and to establish backup sources for clinical and large-scale commercial supply;

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

Success in early preclinical studies or clinical trials may not be indicative of results obtained in later preclinical studies and clinical trials, including in our Dravet syndrome program or our ADOA program.

STK-001 is currently being evaluated in human clinical trials, and we may experience unexpected or negative results in the future. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. The positive results we have observed for our product candidates in preclinical animal models may not be predictive of our future clinical trials in humans, as mouse models carry inherent limitations relevant to all preclinical studies. In particular, the Dravet syndrome mouse model is more severe than the human disease and provides a shorter post-symptomatic observation period. Trial designs and results from early-phase trials are not necessarily predictive of future clinical trial designs or results, and initial positive results we may observe may not be confirmed in later-phase clinical trials. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development even if they successfully advance through initial clinical trials. We may not be able to demonstrate a disease-modifying effect of STK-001 in our clinical trials in Dravet syndrome patients, even if we are able to demonstrate efficacy on seizure reduction, and we may be similarly unable to demonstrate the efficacy of our future product candidates in our ADOA program or other future programs. Even if our clinical trials demonstrate acceptable safety and efficacy of STK-001 or our future product candidates, the labeling we obtain through negotiations with the FDA or foreign regulatory authorities may not include data on secondary endpoints and may not provide us with a competitive advantage over other products approved for the same or similar indications.

Many companies in the biotechnology industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and there is a high failure rate for product candidates proceeding through clinical trials. In addition, different methodologies, assumptions and applications we utilize to assess particular safety or efficacy parameters may yield different statistical results. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval. If our study data do not consistently or sufficiently demonstrate the safety or efficacy of any of our product candidates, including STK-001 for Dravet syndrome or a future product candidate for ADOA, then the regulatory approvals for such product candidates could be significantly delayed as we work to meet approval requirements, or, if we are not able to meet these requirements, such approvals could be withheld or withdrawn. Regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. We cannot be certain that we will not face similar setbacks. While currently we are not experiencing any significant delays or disruptions to our clinical trial a result of the global COVID-19 pandemic, we expect that the COVID-19 pandemic may directly or indirectly impact our clinical trial enrollment, dosing, and regulatory approval timelines.

Even if we complete the necessary preclinical studies and clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than we seek.

Prior to commercialization, STK-001, any product candidate selected to treat ADOA, and our other future product candidates must be approved by the FDA pursuant to a new drug application (“NDA”) in the United States and pursuant to similar marketing applications by the EMA and similar regulatory authorities outside the United States. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market STK-001, any product candidate selected to treat ADOA or any of our other future product candidates from regulatory authorities in any jurisdiction. We have no experience in submitting and supporting the applications necessary to gain marketing approvals, and, in the event regulatory authorities indicate that we may submit such applications, we may be unable to do so as quickly and efficiently as desired. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept or file any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate.

Approval of STK-001, any product candidate selected to treat ADOA and our other future product candidates may be delayed or refused for many reasons, including:

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
•

potential delays in enrollment, site visits, evaluations, or dosing of patients participating in the clinical trial as hospitals prioritize the treatment of COVID-19 patients or patients decide to not enroll in the study as a result of the COVID-19 pandemic; and

•

government regulations that may be imposed in response to the COVID-19 pandemic may restrict the movement of our global supply chain, divert hospital resources that are necessary to administer STK-001 or our future product candidates.

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

The ongoing COVID-19 pandemic may, directly or indirectly, adversely affect our business, results of operations and financial condition.

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

The COVID-19 pandemic has disrupted business operations. The extent and severity of the impact on our business and clinical trial will be determined largely by the extent of disruptions in the supply chains for STK-001 and our future product candidates in ADOA and other indications, and delays in the conduct of current and future clinical trials. Our ability to continue our observational study may be adversely affected, directly or indirectly, by the COVID-19 pandemic. Currently we are monitoring patient enrollment in our observational study, including the duration and degree to which we may see declines in enrollment, delays in conducting in-person follow-ups, and disruptions in our ability to monitor patients due to hospitals closing sites or diverting the resources that are necessary to conduct our observational study to care for COVID-19 patients. We expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trial activities due to hospitals closing sites and/or diverting the resources that are necessary to conduct our observational study to care for COVID-19 patients. In addition, the impact of the COVID-19 pandemic on the operations of the FDA and other health authorities may delay potential approvals of STK-001 and our future product candidates.

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

Genetically defined diseases generally, and especially those for which our lead product candidate is targeted, have low incidence and prevalence. We estimate that the worldwide incidence of Dravet syndrome is approximately one in 15,625 births, and the incidence of ADOA is approximately one in 30,000 births. This could pose obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients into our trials or limit a product candidate’s commercial potential. Patient enrollment may be affected by other factors including:

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

Any inability to enroll a sufficient number of patients with these diseases for our planned clinical trials would result in significant delays and could cause us to not initiate or abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidate, which would cause the value of our company to decline and limit our ability to obtain additional financing.

Additionally, our projections of both the number of people who have Dravet syndrome or ADOA, as well as the people with this disease who have the potential to benefit from treatment with our product candidate, are based on estimates derived from a market research study that we commissioned, which may not accurately identify the size of the market for our product candidates. The total addressable market opportunity for STK-001 and our future product candidates will ultimately depend upon, among other things, the final labeling for our product candidates, if our product candidates are approved for sale in our target indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients globally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidates, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

Moreover, in light of the limited number of potential patients impacted by Dravet syndrome and ADOA, our per-patient therapy pricing of STK-001 and our future product candidates, if approved, must be high in order to recover our development and manufacturing costs, fund additional research and achieve profitability. We may also need to fund patient support programs upon the marketing of a product candidate, which would negatively affect our product revenue. We may be unable to maintain or obtain sufficient therapy sales volumes at a price high enough to justify our development efforts and our sales, marketing and manufacturing expenses. While currently we are not experiencing any significant delays or disruptions to our clinical trial as a result of the global COVID-19 pandemic, we expect that the COVID-19 pandemic may directly or indirectly impact our clinical trial enrollment, dosing, and regulatory approval timelines.

If clinical trials of STK-001, the product candidate we select to treat ADOA or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of FDA or foreign regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately may be unable to complete, the development and commercialization of such product candidate.

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, including STK-001 and the product candidate we select to treat ADOA, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing.

Clinical trials may be placed on a full or partial clinical hold by the FDA, foreign regulatory authorities, or us for various reasons, including but not limited to: deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols; deficiencies in the clinical trial operations or trial sites; deficiencies in the trial designs necessary to demonstrate efficacy; fatalities or other adverse effects arising during a clinical trial due to medical problems that may or may not be related to clinical trial treatments; the product candidates may not appear to be more effective than current therapies; the quality or stability of the product candidates may fall below acceptable standards; or the data from animal studies are not sufficient to support the anticipated exposure (dose, route of administration, and duration) for the proposed clinical trial.  For example, in March 2020, we announced that the FDA had placed a partial clinical hold on doses of STK-001 above 20 mg in our Phase 1/2a clinical trial (the “MONARCH Study”) based on observations of adverse hind limb paresis in non-human primates, pending additional preclinical testing to determine the safety profile of doses higher than the current no observed adverse effect level. The partial clinical hold remains in place in the MONARCH Study for dosing above 30 mg.  If the partial clinical hold is not lifted, our ability to successfully conclude the MONARCH Study or other studies related to STK-001, and our business, results of operations and financial condition, may be adversely affected.

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

In November 2020, we announced the nomination of OPA1 as our second program for preclinical development in ADOA; however, we are primarily focused on our lead product candidate, STK-001, and we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. Our understanding and evaluation of biological targets for the discovery and development of new product candidates may fail to identify challenges encountered in subsequent preclinical and clinical development. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

Our product candidates and the activities associated with their development and potential commercialization, including their testing, manufacturing, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other U.S. and international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, including current Good Manufacturing Practices (“GMPs”), quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authorities and requirements regarding the distribution of samples to providers and recordkeeping.

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

To market and sell STK-001, the product candidate we select to treat ADOA and our future product candidates in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Failure to obtain foreign regulatory approvals or non-compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. The United Kingdom’s pending exit from the European Union (the “EU”), which is referred to as “Brexit,” continues to create political and economic uncertainty, particularly in the United Kingdom and the EU. Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, the withdrawal of the United Kingdom from the EU could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the EU.

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

STK-001, the product candidate we select to treat ADOA our future product candidates may cause undesirable and unforeseen side effects or be perceived by the public as unsafe, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences.

Although other ASOs have received regulatory approval, our method of seeking to upregulate protein expression by targeting the underlying genetic causes of haploinsufficiencies presents a new approach to disease treatment, which means there is uncertainty associated with the safety profile of STK-001, the product candidate we select to treat ADOA and our future product candidates and drugs in the antisense oligonucleotide class.

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

Additionally, if any of our product candidates receives marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy to ensure that the benefits of the product outweigh its risks, which may include, for example, a Medication Guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners, or other elements to assure safe use of the product. Furthermore, if we or others later identify undesirable side effects caused by our product candidate, several potentially significant negative consequences could result, including:

•	regulatory authorities may suspend or withdraw approvals of such product candidate;
•	regulatory authorities may require additional warnings in the labeling;
•	we may be required to change the way a product candidate is administered or conduct additional clinical trials;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these occurrences may harm our business, financial condition, results of operations and prospects significantly.

A Fast Track Designation by the FDA, even if granted for any of our future product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply to the FDA for Fast Track Designation. The FDA has broad discretion whether to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation for any of our product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many drugs that have received Fast Track Designation have failed to obtain approval.

We may also seek accelerated approval for product candidates that have obtained Fast Track Designation. Under the FDA’s accelerated approval program, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Full approval of another product for the same indication as any of our product candidates for which we are seeking accelerated approval may make accelerated approval of our product candidates more difficult. For drugs granted accelerated approval, post-marketing confirmatory trials are required to describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence and in general the FDA may require that the trial be designed and/or initiated prior to approval. All promotional materials for product candidates approved via accelerated approval are subject to prior review by the FDA. Moreover, the FDA may withdraw approval of any product candidate or indication approved under the accelerated approval pathway if, for example:

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

A Breakthrough Therapy Designation by the FDA for STK-001, the product candidate we select to treat ADOA or our future product candidates may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the product candidate will receive marketing approval.

We may seek a Breakthrough Therapy Designation for STK-001, the product candidate we select to treat ADOA or one or more of our future product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the NDA.

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The current U.S. presidential administration and U.S. Congress have sought, and we expect they will continue to, seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. Since January 2017, the current U.S. presidential administration has issued two executive orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. For example, on October 12, 2017, the current U.S. presidential administration issued an executive order that expands the use of association health plans and allows anyone to purchase short-term health plans that provide temporary, limited insurance. This executive order also calls for the halt of federal payments to health insurers for cost-sharing reductions previously available to lower-income Americans to afford coverage. There is still uncertainty with respect to which legislation, if any, will be enacted and the impact the current U.S. presidential administration may have, if any, and any changes likely will take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. However, we cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2030 unless additional Congressional action is taken. The CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations. Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA authorization under an FDA expanded access program; however, manufacturers are not obligated to provide investigational new drug products under the current federal right to try law. We may choose to seek an expanded access program for our product candidates, or to utilize comparable rules in other countries that allow the use of a drug, on a named patient basis or under a compassionate use program.

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

We may be unsuccessful in obtaining Orphan Drug Designation or transfer of designations obtained by others for future product candidates. and, even if we obtain such designation, we may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity, for STK-001, the product candidate we select to treat ADOA or our future product candidates.

As part of our business strategy, we applied for and, in August 2019, received Orphan Drug Designation for STK-001 in the United States, and we may seek such designation in Europe and other countries. However, Orphan Drug Designation does not guarantee future orphan drug marketing exclusivity, and there is no guarantee that we will be successful in obtaining such designation for our future product candidates.

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

A Rare Pediatric Disease designation by the FDA does not guarantee that the NDA for the product will qualify for a priority review voucher upon approval, and it does not lead to a faster development or regulatory review process, or increase the likelihood that STK-001, the product candidate we select to treat ADOA or any of our future product candidates will receive marketing approval.

Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying NDA for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent Biologics License Application or a NDA. We may seek Rare Pediatric Disease designations for STK-001 or any future product candidates. If a product candidate is designated before December 11, 2020, it is eligible to receive a voucher if it is approved before December 11, 2022. However, there is no expectation that STK-001, the product candidate we select to treat ADOA or any of our future product candidates will be designated or approved by those dates, or at all, and, therefore, we may not be in a position to obtain priority review vouchers prior to expiration of the program, unless Congress further reauthorizes the program. The Creating Hope Authorization Act (H.R. 4439), which has been passed by the House of Representatives, but not the Senate, would further extend the designation deadline to September 30, 2024, and the approval deadline to September 30, 2026. There is no guarantee that this bill will become law or that the deadlines will be extended. Additionally, designation of a drug for a rare pediatric disease does not guarantee that an NDA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease Designation does not lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval.

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

The ability of the FDA and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Delays in filling or replacing key positions could significantly impact the ability of the FDA and other agencies to fulfill their functions and could greatly impact healthcare and the pharmaceutical industry.

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes criminal and civil liability for, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, also imposes obligations, including mandatory contractual terms, on certain types of people and entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or pricing. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Risks related to commercialization and manufacturing

The commercial success of our product candidates, including STK-001 and the product candidate we select to treat ADOA, will depend upon their degree of market acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community.

Ethical, social and legal concerns about genetic treatments generally could result in additional regulations restricting or prohibiting our product candidates. Even with the requisite approvals from the FDA, the EMA and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, on the acceptance of providers, patients and third-party payors of drugs designed to increase protein expression in general, and our product candidates in particular, as medically necessary, cost-effective and safe. In addition, we may face challenges in seeking to establish and grow sales of STK-001, the product candidate we select to treat ADOA and any future product candidates, including acceptance of intravitreal injection, the lumbar puncture and intrathecal administration, which carries risks of infection or other complications. Any product that we commercialize may not gain acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of genetic medicines and, in particular, STK-001 and our future product candidates, if approved for commercial sale, will depend on several factors, including

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

Our target indications, including Dravet syndrome and ADOA, are indications with small patient populations. For product candidates that are designed to treat smaller patient populations to be commercially viable, the reimbursement for such product candidates must be higher, on a relative basis, to account for the lack of volume. Accordingly, we will need to implement a coverage and reimbursement strategy for any approved product candidate that accounts for the smaller potential market size. If we are unable to establish or sustain coverage and adequate reimbursement for any future product candidates from third-party payors, the adoption of those product candidates and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement by government authorities for new products are typically made by the Centers for Medicare & Medicaid Services (“CMS”) since CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. However, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries.

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

Moreover, increasing efforts by governmental and third-party payors, in the United States and internationally, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of certain third-party payors, such as health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the healthcare market. Recently there have been instances in which third-party payors have refused to reimburse treatments for patients for whom the treatment is indicated in the FDA-approved product labeling. Even if we are successful in obtaining FDA approvals to commercialize our product candidates, we cannot guarantee that we will be able to secure reimbursement for all patients for whom treatment with our product candidates is indicated.

In addition to CMS and private payors, professional organizations such as the American Medical Association (the “AMA”) can influence decisions about reimbursement for new products by determining standards for care. In addition, many private payors contract with commercial vendors who sell software that provide guidelines that attempt to limit utilization of, and therefore reimbursement for, certain products deemed to provide limited benefit to existing alternatives. Such organizations may set guidelines that limit reimbursement or utilization of our product candidates. Even if favorable coverage and reimbursement status is attained for one or more product candidates for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

The CARES Act, and other potential future healthcare reforms may adversely impact pricing, insurance coverage and reimbursement status of newly approved products.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act") was signed into law in March 2020. The CARES Act is aimed at providing emergency assistance and health care for individuals, families and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. Due to the recent enactment of the CARES Act, there is a high degree of uncertainty around its implementation. We expect that additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our future products or additional pricing pressures.

If third parties on which we depend to conduct our planned preclinical studies, or any future clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with adverse effects on our business, financial condition, results of operations and prospects.

We rely on third parties for genetic testing, and on third party contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), consultants and others to design, conduct, supervise and monitor key activities relating to, discovery, manufacturing, preclinical studies and clinical trials of our product candidates, and we intend to do the same for future activities relating to existing and future programs. Because we rely on third parties and do not have the ability to conduct all required testing, discovery, manufacturing, preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of discovery, manufacturing, preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs, CMOs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties we contract with might not be diligent, careful or timely in conducting our discovery, manufacturing, preclinical studies or clinical trials, resulting in testing, discovery, manufacturing, preclinical studies or clinical trials being delayed or unsuccessful, in whole or in part.

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

We face significant competition in an environment of rapid technological change and it is possible that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business, financial condition and our ability to successfully market or commercialize STK-001, the product candidate we select to treat ADOA and our future product candidates.

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

The manufacture of drugs is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of STK-001, the product candidate we select to treat ADOA or our future product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our product candidates for patients, if approved, could be delayed or stopped.

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell STK-001, the product candidate we select to treat ADOA and our future product candidates, we may be unable to generate any revenues.

We currently do not have an organization for the sales, marketing and distribution of STK-001, the product candidate we select to treat ADOA and our future product candidates and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. To market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. With respect to certain of our current programs as well as future programs, we may rely completely on an alliance partner for sales and marketing. In addition, although we intend to establish a sales organization if we are able to obtain approval to market any product candidates, we may enter into strategic alliances with third parties to develop and commercialize STK-001 and other future product candidates, including in markets outside of the United States or for other large markets that are beyond our resources. This will reduce the revenue generated from the sales of these products.

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

We have incurred net losses in each year since our inception. We incurred net losses of $13.7 million and $8.6 million, for the three months ended September 30, 2020 and 2019, respectively. We incurred net losses of $37.7 million and $22.2 million, for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $95.7 million and as of December 31, 2019 we had an accumulated deficit of $58.0 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We expect that we will need to raise additional funding before we can expect to become profitable from any potential future sales of STK-001, the product candidate we select to treat ADOA or our future product candidates. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We will require substantial future capital in order to complete planned and future preclinical and clinical development for STK-001, the product candidate we select to treat ADOA and other future product candidates, if any, and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our cash, cash equivalents and restricted cash of $191.7 million as of September 30, 2020, will enable us to fund our operating expenses and capital expenditure requirements into 2023. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. As of December 31, 2019, we had federal and state net operating loss carryforwards (“NOLs”) of approximately $54.5 million and $56.3 million, respectively, which expire at various dates beginning in 2034, for those net operating loss carryforwards generated prior to 2018. Net operating losses generated in 2018 and beyond have no expiration. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may have experienced one or more ownership changes in prior years, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

U.S. federal income tax reform and changes in other tax laws could adversely affect us.

In December 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law, significantly reforming the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of business interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a partial “territorial” system, and modifies or repeals many business deductions and credits.

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

We own an issued U.S. patent covering STK-001 and related compositions, and our U.S. patent application covering the mechanism of action of STK-001 and use of STK-001 for treating diseases is currently pending.  We have also in-licensed an issued U.S. patent  that covers the mechanism of action of STK-001 and use of STK-001 for treating diseases, and a pending U.S. patent application that covers STK-001, related compositions, use of STK-001 for treating diseases and the mechanism of action of STK-001.  We have applied for and are currently pursuing patent protection for STK-001, related compositions, and its uses in several economically significant countries. With respect to our ADOA program (modulating OPA1 gene output), we have applied for and are currently pursuing patent protection for the mechanism of action and methods of treatment in several economically significant countries. We have also applied for a US patent application that specifically discloses compositions related to our ADOA program and uses of those compositions. Furthermore, our in-licensed issued U.S. patent (mentioned above) covers the mechanism of action of modulating OPA1 gene output.  We cannot be certain that any of these patent applications will issue as patents, and if they do, that such patents will cover or adequately protect STK-001 and other programs or that such patents will not be challenged, narrowed, circumvented, invalidated or held unenforceable.

In addition to claims directed toward the technology underlying our TANGO platform, our owned and in-licensed patents and patent applications contain claims directed to compositions of matter on the active pharmaceutical ingredients (“APIs”) in our product candidates, as well as methods-of-use directed to the use of an API for a specified treatment. Composition-of-matter patents on the active pharmaceutical ingredient in prescription drug products provide protection without regard to any particular method of use of the API used. Method-of-use patents do not prevent a competitor or other third party from developing or marketing an identical product for an indication that is outside the scope of the patented method. Moreover, with respect to method-of-use patents, even if competitors or other third parties do not actively promote their product for our targeted indications or uses for which we may obtain patents, providers may recommend that patients use these products off-label, or patients may do so themselves. Although off-label use may infringe or contribute to the infringement of method-of-use patents, the practice is common and this type of infringement is difficult to prevent or prosecute.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. For example, while our patent applications are pending, we may be subject to a third party preissuance submission of prior art to the United States Patent and Trademark Office (the “USPTO”) or become involved in interference or derivation proceedings, or equivalent proceedings in foreign jurisdictions. Even if patents do successfully issue, third parties may challenge their inventorship, validity, enforceability or scope, including through opposition, revocation, reexamination, post-grant and inter partes review proceedings. An adverse determination in any such submission, proceeding or litigation may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. Moreover, some of our owned and in-licensed patents and patent applications may be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in development, testing, and regulatory review of new product candidates, the period of time during which we could market our product candidates under patent protection would be reduced.

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

Conversely, we may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings), or we may choose to challenge a third party’s patent in patent opposition proceedings in the European Patent Office (the “EPO”), or another foreign patent office. Even if successful, the costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, the EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.

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

Past or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. For example, in March 2013, under the Leahy-Smith America Invents Act (the “America Invents Act”), the United States moved from a “first to invent” to a “first-to-file” patent system. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear as the USPTO continues to promulgate new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on the specific patents discussed in this filing have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

If we do not obtain patent term extension for any product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent per product may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, even if we were to seek a patent term extension, it may not be granted because of, for example, the failure to exercise due diligence during the testing phase or regulatory review process, the failure to apply within applicable deadlines, the failure to apply prior to expiration of relevant patents, or any other failure to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.

We are subject to a variety of privacy and data security laws, and our failure to comply with them could harm our business.

We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our preclinical studies, and are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. In May 2018, a new privacy regime, the General Data Protection Regulation (the “GDPR”), took effect in the European Economic Area (the “EEA”). The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European persons. Among other things, the GDPR imposes new requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities, changes the lawful bases on which personal data can be processed, expands the definition of personal data and requires changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.

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

Based on the beneficial ownership of our common stock as of September 30, 2020, our executive officers, directors and affiliates beneficially owned approximately 53.0% of our outstanding voting stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously.

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

Our restated certificate of incorporation, to the fullest extent permitted by law, provides that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (the “DGCL”), our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act, inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rule and regulations thereunder. There is uncertainty as to whether a court would enforce such provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. In April 2020, we amended and restated our restated bylaws to provide that the federal district courts of the United States will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (such provision, a “Federal Forum Provision”). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

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

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

We are not currently required to comply with the SEC’s, rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Global Select Market.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

10.1	Amended and Restated Executive Employment Agreement, by and between the Registrant and Edward M. Kaye, effective as of October 21, 2020					X

10.2	Amended and Restated Executive Employment Agreement, by and between the Registrant and Stephen J. Tulipano, effective as of October 21, 2020.					X

10.3	Amended and Restated Executive Employment Agreement, by and between the Registrant and Robin Walker, effective as of October 21, 2020.					X

10.4	Change of Control and Severance Agreement, by and between the Registrant and Edward M. Kaye, effective as of October 21, 2020.					X

10.5	Change of Control and Severance Agreement, by and between the Registrant and Stephen J. Tulipano, effective as of October 21, 2020.					X

10.6	Change of Control and Severance Agreement, by and between the Registrant and Robin Walker, effective as of October 21, 2020.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

STOKE THERAPEUTICS, INC.

Date: November 12, 2020	By:	/s/ Edward M. Kaye, M.D.
Edward M. Kaye, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Stephen J. Tulipano
Stephen J. Tulipano
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)