Form 10-K
period 2020-12-31
Stoke Therapeutics, Inc.
filed 2021-03-09
CIK 1623526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $385 million. The number of shares of Registrant’s Common Stock outstanding as of March 1, 2021 was 36,664,429 .

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Shareholders, scheduled to be held on June 8, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2020. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective products, planned preclinical studies and clinical or field trials, regulatory approvals, research and development costs, and timing and likelihood of success, as well as plans and objectives of management for future operations, may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I. Item 1A “Risk Factors.” These risks and uncertainties include, but are not limited to:

•

the direct and indirect impact of COVID-19 on our business, financial condition and operations, including on our expenses, supply chain, strategic partners, research and development costs, clinical trials and employees;

•	our ability to become profitable;
•	our ability to procure sufficient funding;
•	our limited operating history;
•	our ability to develop, obtain regulatory approval for and commercialize STK-001 and our future product candidates, including any impact from COVID-19;
•	our success in early preclinical studies or clinical trials, which may not be indicative of results obtained in later studies or trials;
•	our ability to obtain regulatory approval to commercialize STK-001 or any other future product candidate;
•	our ability to identify patients with the diseases treated by STK-001 or our future product candidates, and to enroll patients in trials;
•	the success of our efforts to use TANGO to expand our pipeline of product candidates and develop marketable products;
•	our ability to precisely upregulate protein expression in OPA1 protein-deficient cells and to treat the underlying cause of ADOA;
•	our ability to obtain, maintain and protect our intellectual property;
•	our reliance upon intellectual property licensed from third parties;
•	our ability to identify, recruit and retain key personnel;
•	our financial performance; and
•	developments or projections relating to our competitors or our industry.

You should read this Annual Report on Form 10-K and the documents that we reference herein completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

i

PART I

Item 1. Business.

Overview

We are pioneering a new way to treat the underlying causes of severe genetic diseases by precisely upregulating protein expression. We are developing novel antisense oligonucleotide (“ASO”) medicines that target ribonucleic acid (“RNA”) and modulate precursor-messenger RNA splicing to upregulate protein expression where needed and with appropriate specificity to near normal levels. We utilize our proprietary RNA therapeutics platform, Targeted Augmentation of Nuclear Gene Output (“TANGO”), to design ASOs to upregulate the expression of protein by individual genes in a patient. Our approach is designed to allow us to deliver in a highly precise, durable and controlled manner disease-modifying therapies to a wide range of relevant tissues, including the central nervous system, eye, kidney and liver.

We were incorporated in June 2014. In July 2015 and April 2016, we entered into worldwide license agreements with Cold Spring Harbor Laboratory (“CSHL”), and the University of Southampton, respectively, with respect to certain licensed patents and applications relating to TANGO. TANGO exploits non-productive splicing events to effect targeted enhancement of protein expression. Since our inception through June 21, 2019, our operations had been financed primarily from the sale of convertible notes payable and our convertible preferred stock.

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

On July 10, 2020, we entered into an “at-the-market” program and sales agreement with Cantor Fitzgerald & Co., or Cantor, and Stifel, Nicolaus & Company, Incorporated, or Stifel, under which we may, from time to time, offer and sell common stock having an aggregate offering value of up to $150.0 million, referred to as our “at-the-market” offering with Cantor and Stifel. As of December 31, 2020, no such shares of our common stock had been offered or sold pursuant to this “at-the-market” program with Cantor and Stifel. We may terminate this at-the-market program at any time, pursuant to its terms.

On November 24, 2020, we completed an underwritten public offering, of our common stock and issued and sold 2,875,000 shares of common stock at a public offering price of $39.00 per share, which included 375,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock resulting in net proceeds of $104.9 million after deducting underwriting discounts and commissions and estimated offering expenses.

Our proprietary RNA therapeutics platform is based on the pioneering work conducted on pre-mRNA splicing and ASOs in the laboratory of one of our co-founders, Adrian R. Krainer, Ph.D., of Cold Spring Harbor Laboratory in New York. Inspired by the clinical success of SPINRAZA® (nusinersen), an ASO medicine for the treatment of spinal muscular atrophy that was co-invented by Professor Krainer, our company was founded to develop a general antisense approach to upregulate protein expression. TANGO exploits unique, patented mechanisms for antisense-mediated modulation of splicing to prevent the synthesis of naturally occurring non-productive messenger RNA, or mRNA, and to increase the synthesis of productive mRNA to increase production of functional protein. Our technology is amenable to a large number of mutations and can thereby potentially provide a single-drug approach for diseases that are caused by many loss-of-function mutations in a single gene. We have identified approximately 1,200 monogenic, or single gene, diseases which we believe may be amenable to TANGO. We have an intellectual property estate that includes multi-national allowed and pending claims for the TANGO mechanisms, as well as multi-national pending claims relating to compositions of matter of oligonucleotides designed to target specific TANGO elements in genes for more than 140 genetic diseases that we believe are amenable to upregulation of target protein expression using TANGO.

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

Within haploinsufficiency diseases, we continue to prioritize the development of ASOs for the treatment of genetic epilepsies. According to a 2010 publication in Nature Reviews Neurology and a 2018 publication in JAMA Neurology, more than 50% of epilepsies are now recognized as having a genetic basis and more than 30% of patients are refractory to existing therapies, especially those with a genetic epilepsy. Our most advanced program is the potentially first disease-modifying therapy for Dravet syndrome, a severe and progressive genetic epilepsy. Dravet syndrome is caused by loss-of-function mutations in one allele of the SCN1A gene and is characterized by frequent, prolonged, and refractory seizures beginning within the first year of life. Dravet syndrome is difficult to treat and has a poor long-term prognosis. The effects of the disease go beyond seizures and often include severe intellectual and developmental disabilities and other serious health problems, including, notably, sudden premature death in approximately 20% of patients with Dravet syndrome. Current treatments for Dravet syndrome only address the occurrence of seizures, not the underlying cause of disease. According to a 2017 study as published in the Developmental Medicine & Child Neurology Journal, more than 90% of Dravet syndrome patients still report suffering from incomplete seizure control with existing antiepileptic regimens.

Our executive management team has extensive collective expertise in human genetics and modulation of RNA processes using ASOs, as well as a track record of success in rare disease drug development. Our executive team and co-founders have been previously involved with other companies in the discovery, development and commercialization of many treatments for rare diseases, including Sarepta’s Exondys 51 (eteplirsen) and Biogen’s SPINRAZA. Our scientific and clinical advisory boards are comprised of leading experts in the fields of human genetics, pre-mRNA splicing and ASOs, and neurodevelopmental and neurodegenerative diseases. Their involvement in both academic research and clinical practice allows us to gain proprietary and early insight into emerging biology and clinical practice that informs our business strategy.

Our strategy

We are using our proprietary RNA therapeutics platform to create ASOs for the treatment of severe genetic diseases. The critical components of our strategy include:

•

Rapidly advance our lead program, STK-001, to clinical proof-of-concept, approval and commercialization.  Our MONARCH Phase 1/2a clinical trial in children and adolescents with Dravet syndrome is ongoing. In August 2020, we dosed the first patient in the MONARCH Study. We are leveraging previously-validated ASO chemistry, a modality that has been successfully utilized for other diseases, a well-defined patient population based on routine genetic testing and learnings from recently approved drugs for the treatment of Dravet syndrome to inform the clinical and regulatory pathways for STK-001 and minimize potential safety concerns and development risk. We believe STK-001 has the potential to significantly reduce both the occurrence and frequency of seizures and also non-seizure comorbidities. If we see evidence of efficacy following clinical data, then we would plan to meet with regulatory authorities to discuss expedited regulatory pathways. If approved, we intend to leverage a lean, targeted internal commercial organization to bring STK-001 to patients.

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

•

Expand our pipeline into other disease areas to fully exploit the potential of our proprietary platform.  We have built a target discovery process utilizing proprietary bioinformatics algorithms and extensive in-house expertise in whole transcriptome RNA sequencing to rapidly and systematically identify diseases that we believe can be addressed using our platform. In November 2020, we announced the nomination of OPA1 as our next target for preclinical development to treat Autosomal Dominant Optic Atrophy (“ADOA”). This is the second haploinsufficiency disease similar to Dravet syndrome and provides entry into genetic diseases of the eye. We are also advancing additional early programs focused on multiple targets, including haploinsufficiency diseases of the CNS, eye, kidney and liver. Longer-term, we believe that our ASOs may have the potential to upregulate non-mutated genes in biological pathways to treat diseases or conditions that are caused by multiple genes or are multifactorial, such as autoimmune diseases, aging and cancer.

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

The DNA in the human genome contains approximately three billion nucleotide base pairs, and small changes, or mutations, routinely occur in the base pairs. A mutation in the gene can alter the amount or activity of the protein. Currently, there are estimated to be over 10,000 diseases caused by a genetic abnormality in an individual gene. These are also known as monogenic diseases. Monogenic diseases can be categorized as either autosomal recessive or autosomal dominant diseases.

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

Our precision medicine platform

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

Treatment of autosomal dominant haploinsufficiency diseases with TANGO

We are developing our proprietary RNA technology platform, TANGO, as potentially the first precision medicine platform for a category of severe genetic diseases known as autosomal dominant haploinsufficiencies. We utilize TANGO to design ASOs to increase the expression of protein by individual genes in a patient. TANGO exploits unique mechanisms for modulation of splicing to prevent the synthesis of naturally occurring non-productive mRNA and increase the synthesis of productive mRNA, resulting in increased production of functional protein.

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

The second category of non-productive splicing events amenable to TANGO is alternative splicing that leads to nonsense-mediated mRNA decay, or NMD, of the resulting mRNA. An example of a NMD event is a NMD exon, which is found in over 25% of gene transcripts. Like retained introns, NMD exons are part of the wild-type sequence of the genes. In some cases, NMD exons are part of normal gene regulation. Non-productive mRNA, which includes these NMD exons, is degraded in the cytoplasm of the cell by nonsense-mediated mRNA decay and is not translated into protein. Our ASOs bind to the pre-mRNA and redirect the splicing machinery to prevent inclusion of the NMD exon. As with retained introns, this splice-switching decreases non-productive mRNA and increases productive mRNA, which is translated into increased protein expression from the wild-type allele. In contrast to current exon skipping therapies, which remove a coding exon and result in a truncated protein, our TANGO mechanism skips out a non-coding NMD exon and yields a full-length functional protein. Our lead product candidate, STK-001, targets an NMD exon and the general mechanism is shown in the figure below, with the left panel showing the non-productive mRNA failing to be translated into protein and the right panel showing our ASOs binding to the pre-mRNA and redirecting the splicing machinery. Although STK-001 is currently our only current clinical product candidate, we would expect, based on our preclinical studies, for future product candidates targeting a NMD exon to operate in the same manner.

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

We employ machine learning to iteratively refine our search and scoring criteria for the most addressable non-productive mRNA elements based on internal target validation and Hit identification data. Our technology is amenable to a large number of mutations and can thereby potentially provide a single-drug approach for diseases that are caused by many loss-of-function mutations in a single gene. We have identified approximately 1,200 monogenic, or single gene, diseases containing at least one NMD-inducing nonproductive event, which we believe may be amenable to TANGO. We believe our approach is highly predictive and enables rapid and systematic identification of those targets that are most likely to have clinical relevance, thereby increasing the probability for clinical success and accelerating the expansion of our emerging pipeline.

Hit identification

Once a TANGO target is validated in cells and tissues that are relevant to the disease, we employ highly-efficient cell lines to rapidly screen for Hit ASOs that can increase the target protein expression by specifically preventing the occurrence of the non-productive event in the target mRNA. ASO arrays utilize clinically translatable previously-validated ASO chemistries, such as 2’ methoxyethyl phosphorothioate and PMO. Hit compounds are evaluated in wild-type animal models to identify Lead ASOs that possess suitable efficacy and safety to merit preclinical development. Lead ASOs are subsequently evaluated in animal disease models or ex vivo disease model systems.

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

Clinical trial and regulatory execution

We employ a multi-pronged approach to bring new treatments forward as rapidly as possible. Our approach leverages previously-validated ASO chemistry and a modality that has been successfully utilized for other diseases, to minimize potential safety concerns and development risk. In August 2020, we dosed the first patient in the MONARCH Study for our lead program in Dravet syndrome with a design and endpoints common to other recently approved antiepileptic drugs.

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

Several hundred epilepsy-related genes have been identified to date, including genes encoding neuronal ion channels and receptors and genes involved in cellular signaling. For example, the number of genes included on the epilepsy panel of Invitae Corporation, a leading genetic information company, has grown from 103 in 2015 to greater than 300 in 2020. Globally, advances in molecular technology are expected to result in discoveries of additional genetic etiologies of epilepsy, implying a greater role than ever before for genetics in the epilepsy clinic. The table below lists select genes that are commonly mutated amongst patients with epilepsy and we believe are amenable to TANGO, with current estimates of their prevalence. We continue to evaluate these CNS targets.

Gene	Disease	Estimated worldwide prevalence
SCN1A	Dravet Syndrome	5-5.5 in 100,000
TSC2	Tuberous Sclerosis 2	7-8 in 100,000
MECP2	Rett Syndrome	5 in 100,000
TSC1	Tuberous Sclerosis 1	2-3 in 100,000
SCN2A	Epileptic Encephalopathy	1-2 in 100,000
CHD2	CHD2-Myoclonic Epilepsy	1-2 in 100,000
SYNGAP1	Autosomal Dominant Mental Retardation 5	1 in 100,000
SLC6A1	Epileptic Encephalopathy	1 in 100,000
SCN8A	Epileptic Encephalopathy	1 in 100,000
CACNA1A	Episodic Ataxia, Type 2	<1 in 100,000

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

Dravet syndrome disease overview

Dravet syndrome is one of the most severe genetic epilepsies and affects approximately 6.4 in 100,000 people worldwide, including 5-5.5 in 100,000 people who possess a mutation in the SCN1A gene, according to a 2018 market research report commissioned by us and prepared by Health Advances, LLC, or the Health Advances Report. The disease is caused by a pathogenic mutation or deletion of the SCN1A gene in approximately 85% of patients. At least 1,700 different de novo mutations in the SCN1A gene have been identified to date in Dravet syndrome patients, including single nucleotide substitutions, small insertions or deletions and even whole gene deletions. SCN1A codes for the alpha subunit of the voltage-gated sodium channel, or Nav1.1 protein, an ion channel that is essential for the generation and propagation of action potentials. More than 95% of the disease-causing mutations of SCN1A cause loss-of-function, resulting in haploinsufficiency (approximately 50% reduction) of the Nav1.1 protein in select neurons in the brain. This loss of Nav1.1 channels in inhibitory interneurons and other nerve cells results in Dravet syndrome.

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

Patients with Dravet syndrome are often diagnosed by three years of age, and neither patient gender nor family history of seizures is associated with risk of Dravet syndrome. Dravet syndrome occurs worldwide and is not concentrated in any particular geographic area or ethnic group. Early diagnosis is driven by heightened awareness of Dravet syndrome and other genetic epilepsy disorders as well as an emerging consensus amongst epilepsy specialists that early diagnosis is cost-effective and beneficial for prognosis. Among pediatric Dravet syndrome patients, approximately 90% in North America and Europe undergo genetic testing as part of their diagnostic work-up, according to a 2021 market research report commissioned by Stoke and prepared by Recon Strategy, or the Recon Strategy report.

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

Cannabidiol (Epidiolex), fenfluramine (Fintepla) and stiripentol (Diacomit) are currently the only FDA-approved antiepileptic drugs for the treatment of Dravet syndrome. Epidiolex was approved in 2018 for the adjunctive treatment of seizures associated with Lennox-Gastaut syndrome and Dravet syndrome in patients two years of age and older. Diacomit was approved in 2018 for the treatment of seizures associated with Dravet syndrome in patients two years of age and older taking clobazam. There are no clinical data to support the use of Diacomit as monotherapy in Dravet syndrome. These therapies were approved based on a demonstrated reduction in seizure frequency; however, very few patients had complete control of seizure activity. For patients treated with Epidiolex, only 6.7% reported no convulsive seizures during the treatment period, according to clinical trial data in the drug’s prescribing information. Tolerance, or a significant diminishment of efficacy over time, is also observed in approximately 25% of patients, thereby limiting the usefulness of this treatment in the long-term clinical management of patients with Dravet syndrome. Additionally, cannabinoids as a drug class have been associated with adverse effects on cognitive development in children.  Fintepla is an antiepileptic drug approved in the U.S. in 2020 for the treatment of seizures associated with Dravet syndrome in patients two years of age and older with Dravet syndrome; however, as with Epidiolex and Diacomit, seizure-free rates remain in the low single digits. None of these approved medicines address the significant non-seizure comorbidities. Moreover, patients are still likely to be affected by non-seizure comorbidities and may develop tolerance to the drugs over time.

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

STK-001: Preclinical data

We have generated compelling preclinical data that demonstrates proof-of-mechanism for STK-001. Our initial target engagement, pharmacology and efficacy studies were performed in mice, including both wild-type and a Dravet syndrome mouse model. The Dravet syndrome mouse model replicates many of the symptoms of Dravet syndrome patients, and the targeted non-productive splicing event in SCN1A is highly conserved across multiple species, including mouse, non-human primates and humans. The target sequence for STK-001 is also identical across species.

In wild-type mice, we characterized target engagement and pharmacology of STK-001. Five groups of neonate (postnatal day two) mice were administered a single injection dose of 0 (n=5), 0.3, (n=5) 1.0 (n=6) 3.0 (n=3) and 10.0 (n=5) µg of STK-001 by intracerebroventricular injection and returned to the home cage for five days. Sections of the brain were processed for RNA and protein. We observed that treatment with STK-001 resulted in a dose-dependent reduction of non-productive mRNA. Furthermore, the reduction of non-productive mRNA was associated with an increase of productive mRNA and an increase in Nav1.1 protein, as denoted in the figures below.

We also evaluated STK-001 pharmacology and efficacy in transgenic mice with a heterozygous deletion of Scn1a. This model was created by introducing a targeted deletion in the first coding exon of the Scn1a gene; these mice exhibit many aspects of the Dravet syndrome phenotype including seizures and premature lethality.

Neonate (postnatal day two) Dravet syndrome mice and wild-type littermate controls were administered a single dose of either placebo (consisting of a phosphate-buffered solution), or 20 µg of STK-001 (n=~50/group) by intracerebroventricular injection. Animals from each group were monitored through day 90. Brains were collected from cohorts of these animals at approximately 7 weeks after dosing (placebo: n=11 wild-type mice, n=4 Dravet syndrome mice; STK-001: n=9 wild-type mice, n=10 Dravet syndrome mice) and 14 weeks after dosing (placebo: n=10 wild-type mice, n=10 Dravet syndrome mice; STK-001: n=10 wild-type mice, n=10 Dravet syndrome mice). Notably, a single injection of STK-001 restored Nav1.1 protein in Dravet syndrome mice to levels that are near those of the wild-type mice at both 7 and 14 weeks. These data demonstrate that STK-001 has an impact on Nav1.1 protein expression and we believe this may translate to a favorable dosing regimen in humans.

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

Further preclinical studies of STK-001 have shown significant reductions in seizure frequency in a mouse model of Dravet syndrome (DS). Data from electroencephalography (EEG) recordings showed 76% (16/21) of DS mice treated with STK-001 were seizure free compared to 48% (10/21) that were treated with a placebo. An 80% reduction in the average number of spontaneous seizures (3 seizures vs 16 seizures) was also observed among treated DS mice compared to placebo. EEG is a highly sensitive measure of seizure activity, which enables the detection of seizures that may not be otherwise visible. These data are published in Han et al., Science Trans. Med, 2020.

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

Further supporting our specificity analysis, we also evaluated brain samples of wild-type neonate mice to ensure that STK-001 does not alter levels of other channels in the highly homologous SCN family. Importantly, the mRNA levels of closely related ion channels were not altered in the mouse brain five days after administration of 10 µg of STK-001 (n=2/group placebo, n=4/group STK-001), as shown in the figure below. Similar analysis was performed in wild-type and Dravet syndrome mice treated with 20 µg of STK-001 at 7 and 14 weeks after dosing. STK-001 treated samples showed an increase in expression of the SCN1A gene, but not any of the other SCN family members. These biological studies demonstrate that STK-001 is highly specific for SCN1A among the highly homologous family of sodium channel genes, limiting the likelihood of off-target activities.

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

Single dose GLP toxicology studies in rats and cynomolgus monkeys, that characterized the pharmacology, exposure and tolerability of STK-001 were included in the IND that was submitted to the FDA in late 2019. These studies provided data to support the initiation of the Phase 1/2a single ascending dose clinical study.

Dravet syndrome clinical program—STK-001

We designed our lead product candidate, STK-001, to treat Dravet syndrome, a severe and progressive genetic epilepsy. This program draws on a well-defined patient population based on routine genetic testing and learnings from drugs approved for the treatment of Dravet syndrome to inform the clinical and regulatory pathways for STK-001.

We submitted an investigational new drug application (“IND”) for STK-001 to the U.S. Food and Drug Administration (the “FDA”) in late 2019. In August 2020, we dosed the first patient with STK-001 in the single ascending dose portion of the MONARCH Phase 1/2a Study at the 10mg dose level.

The MONARCH Study is designed to evaluate single and multiple ascending dose levels of STK-001 in children and adolescents with Dravet syndrome. Patients are eligible for the trial if they are between the ages of 2 to 18, have an established diagnosis of Dravet syndrome and have evidence of a pathogenic genetic mutation in the SCN1A gene. Requiring an SCN1A mutation (of which more than 1,700 SCN1A mutations have been identified) for trial enrollment allows for a clear and definitive etiologic diagnosis, a more homogeneous patient population and tailored treatment based on a precision medicine approach. Eligible patients will also have failed at least two epilepsy treatments in the past and currently be taking at least one antiepileptic drug. All medications and interventions will remain unchanged throughout the trial, which will allow for assessment of STK-001 with a variety of antiepileptic therapies.

The primary objectives are the assessment of the safety and tolerability of STK-001, as well as to characterize human pharmacokinetics. A secondary objective is to assess the efficacy as an adjunctive antiepileptic treatment with respect to the percentage change from baseline in convulsive seizure frequency over a 12-week treatment period. We are measuring non-seizure aspects of the disease, such as quality of life as secondary endpoints. These endpoints as well as other exploratory endpoints will be informed based on our two-year observational study (BUTTERFLY). Enrollment in BUTTERFLY is complete and the study is ongoing. BUTTERFLY is designed to evaluate seizure frequency and non-seizure comorbidities associated with the disease, including motor and speech impairment, intellectual and developmental disabilities, behavioral deficits and abnormal sleep patterns. Data from the study will support clinical development plans for STK-001.

In March 2020, we announced the FDA had placed a partial clinical hold on doses of STK-001 above 20mg in the MONARCH Study, pending additional preclinical testing to determine the safety profile of doses higher than the current no observed adverse effect level (“NOAEL”). When intrathecal doses above the NOAEL were administered to non-human primates (“NHPs”) adverse hind limb paresis was observed. This finding is known to occur following intrathecal delivery of ASOs to NHPs and is not known to translate to the human experience. When extremely high dose levels were administered, acute convulsions were observed immediately following STK-001 administration. The dose levels were well above the range of corresponding human doses that would ever be administered in the clinic and were delivered in a formulation that was at a higher concentration than would be administered in the clinic. There is no apparent correlation of these acute adverse events with the mechanism of action of STK-001.

Following interactions with the FDA, in October 2020, we announced that the FDA agreed to allow us to add an additional higher dose level to the SAD portion of the study such that a total of three dose levels will be evaluated: 10 mg, 20 mg, and 30mg. Dosing above 30mg in this study remains on FDA partial clinical hold.

In addition, a multiple ascending dose (“MAD”) portion was added to the MONARCH Study based on preclinical repeat-dose toxicology data, which were reviewed by the FDA. There were no adverse effects observed in the NHP repeat dose study.

Enrollment and dosing in the first two cohorts (10mg and 20mg) of the single ascending dose portion of the study are now complete. Enrollment and dosing of patients in the 30mg single ascending dose cohort is now underway. In February 2021, the first patient in the MAD portion of the study was dosed with STK-001 at the 20mg level. We expect to announce initial safety and pharmacokinetic data from the SAD portion of the MONARCH Study in the second half of 2021.

In January 2021, we initiated enrollment and dosing in our SWALLOWTAIL Open Label Extension (OLE) study of STK-001 for children and adolescents with Dravet syndrome. SWALLOWTAIL is designed to evaluate the long-term safety and tolerability of repeated doses of STK-001 in patients with Dravet syndrome who previously participated in studies of STK-001. In this study, patients will initially be administered the same dose level they received in the previous study and will receive a maximum of three doses. One dose will be administered every four months.

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

Program update

Autosomal Dominant Optic Atrophy program

In November 2020, we announced the nomination of OPA1 as our next target for preclinical development to treat Autosomal Dominant Optic Atrophy (“ADOA”). ADOA is the most common inherited optic nerve disorder seen in clinical practice and causes progressive and irreversible vision loss in both eyes starting in the first decade of life. Many children progress to blindness. Roughly half of people with ADOA fail driving standards and up to 46% are registered as legally blind. The disease affects one in 30,000 people globally with a higher incidence of approximately one in 10,000 in Denmark due to a founder effect. 65% to 90% of ADOA is caused by mutations in one allele of the OPA1 gene, most of which lead to haploinsufficiency and disease manifestation. More than 400 different OPA1 mutations have been reported in people diagnosed with ADOA. Most mutations result in a severe decrease – up to 50% – of the normal amount of the OPA1 protein. There is no strong genotype-phenotype correlation.

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

A clinical diagnosis of ADOA is made when a patient meets some or all of the following criteria: pathogenic variant of the OPA1 gene identified in the patient or a family member; reduced visual acuity; temporal disc pallor; visual field defect; color vision defect (acquired blue-yellow loss); thinning of retinal nerve fiber layer and abnormal visual evoked potentials. Clinical findings are based on: intraocular pressure measurement; visual field assessment; color discrimination; dilated slit lamp biomicroscopy; optical coherence tomography; or visual electrophysiology. Patients suspected of ADOA are recommended to receive genetic testing to confirm the clinical diagnosis, help identify other family members who are affected and ensure patients avoid stressors that could increase disease progression (e.g. smoking, alcohol). The prognosis for many patients with ADOA is poor and the rate of visual loss can be difficult to predict given significant inter- and intra-familial variability.

There are currently no available treatments for ADOA. Because ADOA causes deterioration of the optic nerves, corrective aids such as glasses or contacts do not help to improve vision lost to the disease. Supportive services and low-vision aids are offered for patients with severely decreased visual acuity. Our ASOs are designed to target the underlying cause of ADOA, which is OPA1 haploinsufficiency, by decreasing a non-productive mRNA splicing event in the OPA1 gene to increase productive OPA1 mRNA and OPA1 protein in the retinal ganglion cells.

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

Figure 1: A representation of the non-productive mRNA splicing event in OPA1

Figure 2: Inhibition of NMD with cycloheximide allows for evaluation of the abundance of this event in vitro

Figure 3: Rabbit ASO demonstrates dose-dependent OPA1 protein increase in rabbit retina

Figure 4: Human ASO demonstrates ATP upregulation in OPA1 haploinsufficient HEK293 cells

ATP/Total protein
1.2
1.0
0.8
0.6
0.4
0.2
0.0
***
**
Mock
ASO-14
Mock
ASO-14
OPA1+/+
OPA1+/-
Normalized Opa1/actin expression
150
125
100
75
50
25
0
***
***
###
Mock
ASO-14
Mock
ASO-14
OPA1+/+
OPA1+/-

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

Additional product opportunities

We are also advancing additional programs focused on multiple targets, including haploinsufficiency diseases of the CNS, eye, kidney and liver, given the ability of our ASOs to target cells in these organs. These tissues are affected in many severe genetic diseases.

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

To date, our third party contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other third party vendors have been able to continue to provide services and supply reagents, materials, and products and currently do not anticipate any significant disruption in services or interruptions in supply. We have pursued mitigation strategies to keep key research activities on track. Our third-party CMOs continue to operate their manufacturing facilities at or near normal levels. While we currently do not anticipate any significant interruptions in our manufacturing processes, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and CMOs ability to manufacture reagents, materials, or products that we need to use in our research and clinical trial. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, our observational study, our clinical trial, and our ability to hire and retain employees.

Our ability to continue our observational study may be adversely affected, directly or indirectly, by the COVID-19 pandemic. Currently we are monitoring patients in our observational study, including the duration and degree to which we may see delays in conducting in-person follow-ups, and disruptions in our ability to monitor patients due to hospitals closing sites or diverting the resources that are necessary to conduct our observational study.

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

Manufacturing

We currently contract with third parties to manufacture our products undergoing late-preclinical testing and anticipate using third parties for all clinical and commercial manufacturing. We do not own or operate facilities for product manufacturing, packaging, storage and distribution, or testing. We have personnel with extensive technical, manufacturing, analytical and quality experience and good project management to oversee contract manufacturing and testing activities. We will continue to expand and strengthen our network of third-party providers but may also consider investing in additional internal manufacturing capabilities in the future if there is a technical need, or a strategic or financial benefit.

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

If our current product candidate, STK-001, is approved for the treatment of Dravet syndrome, it may compete with other products currently marketed or in development. Currently marketed antiepileptic drugs range from cannabidiols, such as GW Pharmaceuticals, plc’s Epidiolex, Fintepla® (fenfluramine) from Zogenix, to GABA receptor agonists, such as clobazam, to glutamate blockers, such as topiramate. Companies such as Ovid Therapeutics/Takeda, Xenon Pharmaceuticals, and Encoded Therapeutics are also developing treatments for Dravet syndrome. Many of the currently marketed antiepileptic drugs are available as generics. In addition, numerous compounds are in clinical development for treatment of epilepsy. To our knowledge, the clinical development pipeline includes cannabinoids, 5-HT release stimulants, cholesterol 24-hydroxylase inhibitors, and sodium channel antagonists from a variety of companies. Importantly, we believe none of the drugs in clinical development address the underlying genetic cause of Dravet syndrome.

Many of our competitors, either alone or with strategic partners, have substantially greater financial, technical and human resources than we do. Accordingly, our competitors may be more successful than us in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive. Merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited if our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of other drugs. The key competitive factors affecting the success of all of our programs are likely to be their efficacy, safety, convenience and availability of reimbursement.

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

With respect to our TANGO platform, we have exclusively licensed intellectual property for our TANGO technology from the University of Southampton and Cold Spring Harbor Laboratory, which includes issued U.S. patents and pending

U.S. and foreign patent applications that cover the TANGO mechanisms. As of December 31, 2020, the issued U.S. patents, pending U.S. patent applications and pending foreign patent applications that we have licensed from the University of Southampton are anticipated to expire between 2035 and 2036, absent any patent term adjustments or extensions. As of December 31, 2020, the issued U.S. patents, pending U.S. patent applications and pending foreign patent applications that we have licensed from Cold Spring Harbor Laboratory are anticipated to expire in 2035, absent any patent term adjustments or extensions.

Separately, we have filed patent applications with claims that are intended to cover compositions of matter of oligonucleotides designed to target specific elements in genes for more than 140 genetic diseases that we believe are amenable to upregulation of target protein expression using our TANGO platform. As of December 31, 2020, any patents that may issue from these currently pending patent applications, including PCT international applications, U.S. patent applications, and foreign patent applications, are expected to expire between 2036 and 2041, absent any patent term adjustments or extensions.

With respect to STK-001, as of December 31, 2020, we have exclusively licensed a U.S. patent and a pending U.S. patent application that cover the mechanism of action of STK-001, as well as pending foreign patent applications. The issued patent and any patents that may issue from these pending patent applications are expected to expire between 2035 and 2036, absent any patent term adjustments or extensions. As of December 31, 2020, we also own a U.S. patent, pending U.S. patent applications, PCT international applications and pending foreign patent applications relating to STK-001, and the U.S. patent any patents that may issue from these pending patent applications are expected to expire between 2038 and 2040, absent any patent term adjustments or extensions.

The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with the FDA requirements or by delays encountered during prosecution that are caused by the United States Patent and Trademark Office, or the USPTO. For example, for drugs that are regulated by the FDA under the Hatch-Waxman Act, it is permitted to extend the term of a patent that covers such drug for up to five years beyond the normal expiration date of the patent. For more information on patent term extensions, see “Business—Government regulation: The Hatch-Waxman Act—Patent term extension”. In the future, if and when our biopharmaceutical product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Our currently issued patents will likely expire on dates ranging from 2035 to 2038, unless we receive patent term extension or patent term adjustment, or both. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2036 to 2041, unless we receive patent term extension or patent term adjustment, or both. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

License and research agreements

In July 2015, we entered into a worldwide license agreement (the “CSHL Agreement”), with CSHL, with respect to TANGO patents. The CSHL Agreement was subsequently amended in May 2019 and in July 2020. Under the CSHL Agreement, we receive an exclusive (except with respect to certain government rights and non-exclusive licenses), worldwide license under certain patents and applications relating to TANGO. As part of the CSHL Agreement, we granted CSHL 164,927 shares of common stock valued based on an independent appraisal at approximately $0.07 million. The CSHL Agreement obligates us to make additional payments that are contingent upon certain milestones being achieved. We are also required to pay royalties, tiered based on the scope of patent coverage for each licensed product, ranging from a low-single digit percentage to a mid-single digit percentage on annual net sales. These royalty obligations apply on a licensed product-by-licensed product and country-by-country basis until the latest of (i) the expiration of the last valid claim of a CSHL patent covering the applicable licensed product or (ii) the expiration of any regulatory exclusivity for the applicable licensed product. In addition, if we sublicense the rights under the CSHL Agreement, we are required to pay a maximum of twenty percent of the sublicense revenue to CSHL, which may be reduced to a mid-teens or a mid-single digit percentage upon achievement of certain clinical milestones for the applicable licensed product. Finally, we are required to pay an annual license maintenance fee of $0.01 million, which amount is creditable against any owed royalty or milestone payments. The maximum aggregate potential milestone payments payable total approximately $0.9 million. Additionally, certain licenses under the CSHL Agreement require us to reimburse CSHL for certain past and ongoing patent related expenses, however there were no expenses related to these reimbursable patent costs during the years ended December 31, 2020 and 2019.

In April 2016, we entered into an exclusive, worldwide license agreement with the University of Southampton, (the “Southampton Agreement”), whereby we acquired rights to foundational technologies related to our TANGO technology. Under the Southampton Agreement, we received an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. As part of the Southampton Agreement, we paid 0.06 million pounds sterling (approximately $0.08 million as of the date thereof) as an up-front license fee. Under the Southampton Agreement, we may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if we sublicense our rights under the Southampton Agreement, we are required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. The maximum aggregate potential milestone payments payable by us totaled approximately 0.4 million pounds sterling (approximately $0.5 million as of December 31, 2020). As of December 31, 2020, and December 31, 2019, we had recorded no liabilities under the Southampton Agreement.

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

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. The clinical trial proposed in the IND may begin after a safe to proceed communication is received from the FDA.

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug generally for a specific indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances, including (1) where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) when in conjunction with other confirmatory evidence.

After completion of the required clinical testing, an NDA is prepared and submitted to FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $2,875,842 for fiscal year 2021, and the manufacturer and sponsor under an approved NDA are also subject to annual program fees, currently exceeding $336,000 for each prescription product. These fees are typically increased annually. Sponsors of applications for drugs granted Orphan Drug Designation are exempt from these user fees.

FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, FDA begins an in-depth review. FDA has agreed to certain performance goals in the review of new drug applications to encourage timeliness. Most applications for standard review drug products are reviewed within ten to twelve months of the date of submission of the new drug application to FDA; the target review period for priority review drugs is six months from the date of filing (accepted for review by the FDA) of the new drug application. Priority review can be applied to an application for a drug that treats a serious condition and if approved would provide a significant improvement in safety or effectiveness over existing treatments or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an external drug advisory committee—typically a panel that includes clinicians, statisticians, patient representatives and other experts—for review, evaluation and a recommendation as to whether the application should be approved. FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving an NDA, FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, FDA will inspect the facility or the facilities at which the drug substance and drug product are manufactured. FDA will not approve the product unless compliance with current good manufacturing practices, or cGMPs, is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

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

The voucher, which is transferable to another sponsor, may be submitted with a subsequent NDA or biologics license application, or BLA, and entitles the holder to priority review of the accompanying NDA or BLA. The sponsor submitting the priority review voucher must notify FDA of is intent to submit the voucher with the NDA or BLA at least 90 days prior to submission of the NDA or BLA and must pay a priority review user fee in addition to any other required user fee ($1,360,879 in fiscal year 2021). FDA must take action on an NDA or BLA under priority review within six months of receipt of the NDA or BLA.

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

Exclusivity

Upon NDA approval of a new chemical entity, or NCE, which is a drug that contains no active moiety that has been approved by FDA in any other NDA, that drug receives five years of marketing exclusivity during which FDA cannot receive any ANDA seeking approval of a generic version of that drug. An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA may be filed before the expiration of the exclusivity period. Certain changes to a drug, such as the addition of a new indication to the package insert, can be the subject of a three-year period if the application contains reports of new clinical investigations (other than bioavailability studies) conducted or sponsored by the sponsor that were essential to the approval of the application. FDA cannot approve an ANDA for a generic drug that includes the change during the exclusivity period.

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

In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the posting of information relating to clinical studies and their outcomes. Some states require the reporting of certain pricing information, including information pertaining to and justifying price increases, or prohibit prescription drug price gouging. In addition, certain states require pharmaceutical companies to implement compliance programs and/or marketing codes. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.

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

There have been legislative and judicial efforts to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA, including measures taken during the Trump administration. The Tax Cuts and Jobs Act of 2017, or the TCJA, among other things, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In November 2020, the United States Supreme Court held oral arguments on the Fifth Circuit U.S. Court of Appeals decision that held that the individual mandate is unconstitutional. It is uncertain how the United States Supreme Court will rule on this case or how healthcare measures of the Biden administration will impact the ACA and our business. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on certain high cost employer-sponsored insurance plans and the medical device excise tax on non-exempt medical devices, and effective January 1, 2021, also eliminates the health insurer tax.

Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In addition, CMS published a final rule that would give states greater flexibility, effective January 1, 2020, in setting benchmarks for insurers in the individual and small group  marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted to reduce healthcare expenditures. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2030 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The Consolidated Appropriations Act, 2021 extended the suspension of the 2% Medicare sequester through March 31, 2021. Moreover, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. If federal spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 included at $135 billion allowance to support legislative proposals seeking to reduce drug process, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower cost generic and biosimilar drugs. In particular, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. FDA also released a final rule in September 2020 providing guidance for states to build and submit importation plans for drugs from Canada. Further, in November 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The CMS also issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. In December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including regulations that affect manufacturer-sponsored patient assistance programs subject to pharmacy benefit manager accumulator programs and Best Price reporting related to certain value-based purchasing arrangements. It is unclear to what extent these new regulations will be implemented and to what extent these regulations or any future legislation or regulations by the Biden administration will have on our business, including our ability to generate revenue and achieve profitability. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Employees and Human Capital Resources

As of December 31, 2020, we had 79 employees, 31 of whom have an M.D. or Ph.D. We have not experienced any work stoppages. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive and cash-based performance bonus plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards

Available Information

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this annual report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

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
•

STK-001 or our future product candidates, including the product candidate we select to treat ADOA, may cause undesirable and unforeseen side effects or be perceived by the public as unsafe, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences.

•

A Fast Track Designation by the FDA, even if granted for any of our future product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

•

A Breakthrough Therapy Designation by the FDA for STK-001 or our future product candidates, including the product candidate we select to treat ADOA, may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the product candidate will receive marketing approval.

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

We have invested substantially all of our efforts and financial resources in the development of our Targeted Augmentation of Nuclear Gene Output (“TANGO”) technology and our current lead product candidate, STK-001, for the treatment of Dravet syndrome. We submitted an investigational new drug application (“IND”) for STK-001 to the U.S. Food and Drug Administration (the “FDA”) in late 2019. In August 2020, we dosed the first patient with STK-001 in the single ascending dose portion of the MONARCH Phase 1/2a Study at the 10mg dose level.

In addition in November 2020, we announced the nomination of OPA1 as our next target for preclinical development to treat Autosomal Dominant Optic Atrophy (“ADOA”), and intend to invest significant efforts and financial resources in its development.  Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of TANGO and our product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

Each of our programs and product candidates will require preclinical and clinical development, regulatory approval in multiple jurisdictions, obtaining preclinical, clinical and commercial manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. STK-001 and our future product candidates must be authorized for marketing by the FDA or certain other foreign regulatory agencies, such as the European Medicines Agency (the “EMA”), before we may commercialize any of our product candidates.

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

Each of our programs and product candidates will require preclinical and clinical development, regulatory approval in multiple jurisdictions, obtaining preclinical, clinical and commercial manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. STK-001 and our future product candidates must be authorized for marketing by the FDA or certain other foreign regulatory agencies, such as the EMA, before we may commercialize any of our product candidates.

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

STK-001 or our future product candidates, including the product candidate we select to treat ADOA, may cause undesirable and unforeseen side effects or be perceived by the public as unsafe, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences.

Although other ASOs have received regulatory approval, our method of seeking to upregulate protein expression by targeting the underlying genetic causes of haploinsufficiencies presents a new approach to disease treatment, which means there is uncertainty associated with the safety profile of STK-001 or our future product candidates, including the product candidate we select to treat ADOA, and drugs in the antisense oligonucleotide class.

In addition to side effects caused by our product candidates, the intrathecal or intravitreal administration process or related procedures also can cause adverse side effects. If any such adverse events occur, our clinical trials could be suspended or terminated. If we are unable to demonstrate that any adverse events were caused by the administration process or related procedures, the FDA, the European Commission, the EMA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we can demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may adversely affect our business, financial condition, results of operations and prospects significantly. Finally, SPINRAZA, which is produced by Biogen Inc., is an ASO therapy utilizing intrathecal delivery, and if SPINRAZA is found to cause undesirable side effects or to be unsafe due to a potential class effect, it may adversely affect demand for STK-001 and our other future product candidates. Other ASOs in clinical development utilizing intrathecal delivery could also generate data that could adversely affect the clinical, regulatory or commercial perception of STK-001 and our other future product candidates.

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

A Breakthrough Therapy Designation by the FDA for STK-001 or our future product candidates, including the product candidate we select to treat ADOA, may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the product candidate will receive marketing approval.

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

A Rare Pediatric Disease designation by the FDA does not guarantee that the NDA for the product will qualify for a priority review voucher upon approval, and it does not lead to a faster development or regulatory review process, or increase the likelihood that STK-001 or our future product candidates, including the product candidate we select to treat ADOA, will receive marketing approval.

Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying NDA for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent Biologics License Application or a NDA. We may seek Rare Pediatric Disease designations for STK-001 or any future product candidates. If a product candidate is designated before December 11, 2020, it is eligible to receive a voucher if it is approved before December 11, 2022. However, there is no expectation that STK-001 or our future product candidates, including the product candidate we select to treat ADOA, will be designated or approved by those dates, or at all, and, therefore, we may not be in a position to obtain priority review vouchers prior to expiration of the program, unless Congress further reauthorizes the program. The Creating Hope Authorization Act (H.R. 4439), which has been passed by the House of Representatives, but not the Senate, would further extend the designation deadline to September 30, 2024, and the approval deadline to September 30, 2026. There is no guarantee that this bill will become law or that the deadlines will be extended. Additionally, designation of a drug for a rare pediatric disease does not guarantee that an NDA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease Designation does not lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval.

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

Ethical, social and legal concerns about genetic treatments generally could result in additional regulations restricting or prohibiting our product candidates. Even with the requisite approvals from the FDA, the EMA and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, on the acceptance of providers, patients and third-party payors of drugs designed to increase protein expression in general, and our product candidates in particular, as medically necessary, cost-effective and safe. In addition, we may face challenges in seeking to establish and grow sales of STK-001, the product we select to treat ADOA and any future product candidates, including acceptance of intravitreal injection, the lumbar puncture and intrathecal administration, which carries risks of infection or other complications. Any product that we commercialize may not gain acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of genetic medicines and, in particular, STK-001 and our future product candidates, if approved for commercial sale, will depend on several factors, including:

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

We have incurred net losses in each year since our inception. We incurred net losses of $52.3 million and $32.3 million, for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, we had accumulated deficits of $110.3 million and $58.0 million, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for STK-001, the product candidate we select to treat ADOA and other future product candidates, if any, and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our cash, cash equivalents and restricted cash of $287.5 million as of December 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements into 2024. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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

We are a clinical stage biotechnology company formed in June 2014. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring our technology, identifying potential product candidates, undertaking research, preclinical and clinical development of our product candidates, manufacturing, and establishing licensing arrangements. We have not yet demonstrated the ability to complete clinical trials of our product candidates, obtain marketing approvals, manufacture a commercial scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. As of December 31, 2020, we had federal and state net operating loss carryforwards, or NOLs, of approximately $116.9 million and $118.8 million, respectively, and as of December 31, 2019, we had federal and state NOLs of approximately $54.5 million and $56.3 million, respectively. Our NOLs expire at various dates beginning in 2034, for those net operating loss carryforwards generated prior to 2018. Net operating losses generated in 2018 and beyond have no expiration. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may have experienced one or more ownership changes in prior years, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

In addition, the CARES Act temporarily repealed the 80% taxable income limitation for tax years beginning before January 1, 2021. Federal NOL carry forwards generated from 2018 or later and Federal NOL carryforwards to taxable years beginning after December 31, 2020 will be subject to the 80% limitation. Also, under the CARES Act, federal NOLs arising in 2018, 2019 and 2020 can be carried back 5 years. New legislation or regulation which could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial results. Additionally, we use our best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions could have a material adverse effect on our business, results of operations, or financial condition.

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

Likewise, our currently owned and in-licensed patents and patent applications, if issued as patents, directed to our proprietary technologies and our product candidates are expected to expire from 2036 through 2041, without taking into account any possible patent term adjustments or extensions. Our earliest in-licensed patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Additionally, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of the pending patent applications we own or in-license currently or in the future. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, financial condition, results of operations and prospects.

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

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our results of operations and increase our capabilities to successfully commercialize STK-001 and our future product candidates. In particular, we believe that our future success is highly dependent upon the contributions of our senior management, particularly our Chief Executive Officer, our Chief Financial Officer, our Chief Operating Officer and Chief Business Officer, our Chief Medical Officer, our Chief Scientific Officer, and our Co-Founder and Group VP, Discovery Research, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals, who all have at-will employment arrangements with us, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates, if approved. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

Based on the beneficial ownership of our common stock as of December 31, 2020, our executive officers, directors and affiliates beneficially owned approximately 52.3% of our outstanding voting stock. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We previously were not required to independently comply with Section 404(a) of the Sarbanes-Oxley Act. Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC. We were required to meet these standards in the course of preparing our financial statements as of and for the year ended December 31, 2020, and our management is required to report on the effectiveness of our internal control over financial reporting for such year and annually thereafter. Additionally, once we are no longer an “emerging growth company,” our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.

To achieve compliance with Section 404(b) within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On November 24, 2020, we completed an underwritten public offering, of our common stock and issued and sold 2,875,000 shares of common stock at a public offering price of $39.00 per share, which included 375,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock resulting in net proceeds of $104.9 million after deducting underwriting discounts and commissions and estimated offering expenses.   J.P. Morgan Securities LLC, Cowen and Company, LLC and Credit Suisse Securities (USA) LLC acted as joint book-running managers of the offering and as representatives of the underwriters. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

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

Holders of Record

As of December 31, 2020, there were 11 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. Selected Financial Data

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, we are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and consolidated results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should carefully read the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are pioneering a new way to treat the underlying causes of severe genetic diseases by precisely upregulating protein expression. We are developing novel antisense oligonucleotide (“ASO”), medicines that target ribonucleic acid (“RNA”), and modulate precursor-messenger RNA, splicing to upregulate protein expression where needed and with appropriate specificity to near normal levels. We utilize our proprietary RNA therapeutics platform, Targeted Augmentation of Nuclear Gene Output (“TANGO”), to design ASOs to upregulate the expression of protein by individual genes in a patient. Our approach is designed to allow us to deliver in a highly precise, durable and controlled manner disease-modifying therapies to a wide range of relevant tissues, including the central nervous system, eye, kidney and liver.

We were incorporated in June 2014. In July 2015 and April 2016, we entered into worldwide license agreements with Cold Spring Harbor Laboratory (“CSHL”), and the University of Southampton, respectively, with respect to certain licensed patents and applications relating to TANGO. TANGO exploits non-productive splicing events to effect targeted enhancement of protein expression. Since our inception through June 21, 2019, our operations had been financed primarily from the sale of convertible notes payable and our convertible preferred stock.

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

In July 2020, we filed a universal shelf registration statement on Form S-3 (the “Registration Statement”) with the SEC. The Registration Statement was declared effective by the SEC on July 20, 2020, and covers the offering, issuance and sale by us of up to a maximum aggregate offering price of $400,000,000 of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities. On July 10, 2020, we entered into an “at-the-market” program and sales agreement with Cantor Fitzgerald & Co., or Cantor, and Stifel, Nicolaus & Company, Incorporated, or Stifel, under which we may, from time to time, offer and sell common stock having an aggregate offering value of up to $150.0 million, referred to as our “at-the-market” offering with Cantor and Stifel. As of December 31, 2020, no such shares of our common stock had been offered or sold pursuant to this “at-the-market” program with Cantor and Stifel. We may terminate this at-the-market program at any time, pursuant to its terms.

On November 24, 2020, we completed an underwritten public offering, of our common stock and issued and sold 2,875,000 shares of common stock at a public offering price of $39.00 per share, which included 375,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock resulting in net proceeds of $104.9 million after deducting underwriting discounts and commissions and estimated offering expenses.

As of December 31, 2020 and December 31, 2019, we had $287.5 million and $222.7 million, respectively, in cash, cash equivalents and restricted cash.

Since inception, we have had operating losses, the majority of which are attributable to research and development activities. Our net losses were $52.3 million and $32.3 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $110.3 million and as of December 31, 2019, we had an accumulated deficit of $58.0 million.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and restricted cash as of December 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements into 2024. To date, we have not had any products approved for sale and have not generated any product sales. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

In July 2020, we filed a universal shelf registration statement on Form S-3 (the “Registration Statement”) with the SEC. The Registration Statement was declared effective by the SEC on July 20, 2020,  and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by us of up to a maximum aggregate offering price of $400,000,000 of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150,000,000 of our common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement. The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The $150,000,000 of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $400,000,000 of securities that may be offered, issued and sold by us under the base prospectus.

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

While we continue to enroll and dose patients in our Phase 1/2a clinical trial at sites across the United States, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trial activities due to hospitals closing sites and/or diverting the resources that are necessary to conduct clinical trials. We are pursuing approaches to help mitigate the impact to our clinical trial. Currently we have not experienced any substantial delay in initiating our clinical trial.

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

Program Update

Dravet syndrome clinical program—STK-001

We designed our lead product candidate, STK-001, to treat Dravet syndrome, a severe and progressive genetic epilepsy. This program draws on a well-defined patient population based on routine genetic testing and learnings from drugs approved for the treatment of Dravet syndrome to inform the clinical and regulatory pathways for STK-001.

We submitted an investigational new drug application (“IND”) for STK-001 to the U.S. Food and Drug Administration (the “FDA”) in late 2019. In August 2020, we dosed the first patient with STK-001 in the single ascending dose portion of the MONARCH Phase 1/2a Study at the 10mg dose level.

The MONARCH Study is designed to evaluate single and multiple ascending dose levels of STK-001 in children and adolescents with Dravet syndrome. Patients are eligible for the trial if they are between the ages of 2 to 18, have an established diagnosis of Dravet syndrome and have evidence of a pathogenic genetic mutation in the SCN1A gene. Requiring an SCN1A mutation (of which more than 1,700 SCN1A mutations have been identified) for trial enrollment allows for a clear and definitive etiologic diagnosis, a more homogeneous patient population and tailored treatment based on a precision medicine approach. Eligible patients will also have failed at least two epilepsy treatments in the past and currently be taking at least one antiepileptic drug. All medications and interventions will remain unchanged throughout the trial, which will allow for assessment of STK-001 with a variety of antiepileptic therapies.

The primary objectives are the assessment of the safety and tolerability of STK-001, as well as to characterize human pharmacokinetics. A secondary objective is to assess the efficacy as an adjunctive antiepileptic treatment with respect to the percentage change from baseline in convulsive seizure frequency over a 12-week treatment period. We are measuring non-seizure aspects of the disease, such as quality of life as secondary endpoints. These endpoints as well as other exploratory endpoints will be informed based on our two-year observational study (BUTTERFLY). Enrollment in BUTTERFLY is complete and the study is ongoing. BUTTERFLY is designed to evaluate seizure frequency and non-seizure comorbidities associated with the disease, including motor and speech impairment, intellectual and developmental disabilities, behavioral deficits and abnormal sleep patterns. Data from the study will support clinical development plans for STK-001.

In March 2020, we announced the FDA had placed a partial clinical hold on doses of STK-001 above 20mg in the MONARCH Study, pending additional preclinical testing to determine the safety profile of doses higher than the current no observed adverse effect level (“NOAEL”). When intrathecal doses above the NOAEL were administered to non-human primates (“NHPs”) adverse hind limb paresis was observed. This finding is known to occur following intrathecal delivery of ASOs to NHPs and is not known to translate to the human experience. When extremely high dose levels were administered, acute convulsions were observed immediately following STK-001 administration. The dose levels were well above the range of corresponding human doses that would ever be administered in the clinic and were delivered in a formulation that was at a higher concentration than would be administered in the clinic. There is no apparent correlation of these acute adverse events with the mechanism of action of STK-001.

Following interactions with the FDA, in October 2020, we announced that the FDA agreed to allow us to add an additional higher dose level to the SAD portion of the study such that a total of three dose levels will be evaluated: 10 mg, 20 mg, and 30mg. Dosing above 30mg in this study remains on FDA partial clinical hold.

In addition, a multiple ascending dose (“MAD”) portion was added to the MONARCH Study based on preclinical repeat-dose toxicology data, which were reviewed by the FDA. There were no adverse effects observed in the NHP repeat dose study.

Enrollment and dosing in the first two cohorts (10mg and 20mg) of the single ascending dose portion of the study are now complete. Enrollment and dosing of patients in the 30mg single ascending dose cohort is now underway. In February

2021, the first patient in the MAD portion of the study was dosed with STK-001 at the 20mg level. We expect to announce initial safety and pharmacokinetic data from the SAD portion of the MONARCH Study in the second half of 2021.

In January 2021, we initiated enrollment and dosing in our SWALLOWTAIL Open Label Extension (OLE) study of STK-001 for children and adolescents with Dravet syndrome. SWALLOWTAIL is designed to evaluate the long-term safety and tolerability of repeated doses of STK-001 in patients with Dravet syndrome who previously participated in studies of STK-001. In this study, patients will initially be administered the same dose level they received in the previous study and will receive a maximum of three doses. One dose will be administered every four months.

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

Autosomal Dominant Optic Atrophy Program

In November 2020, we announced the nomination of OPA1 as our next target for preclinical development to treat Autosomal Dominant Optic Atrophy (“ADOA”). ADOA is the most common inherited optic nerve disorder seen in clinical practice and causes progressive and irreversible vision loss in both eyes starting in the first decade of life. Many children progress to blindness. Roughly half of people with ADOA fail driving standards and up to 46% are registered as legally blind. The disease affects one in 30,000 people globally with a higher incidence of approximately one in 10,000 in Denmark due to a founder effect. 65% to 90% of ADOA is caused by mutations in one allele of the OPA1 gene, most of which leads to haploinsufficiency and disease manifestation. More than 400 different OPA1 mutations have been reported in people diagnosed with ADOA. Most mutations result in a severe decrease – up to 50% – of the normal amount of the OPA1 protein. There is no strong genotype-phenotype correlation.

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

A clinical diagnosis of ADOA is made when a patient meets some or all of the following criteria: pathogenic variant of the OPA1 gene identified in the patient or a family member; reduced visual acuity; temporal disc pallor; visual field defect; color vision defect (acquired blue-yellow loss); thinning of retinal nerve fiber layer and abnormal visual evoked potentials. Clinical findings are based on: intraocular pressure measurement; visual field assessment; color discrimination; dilated slit lamp biomicroscopy; optical coherence tomography; or visual electrophysiology. Patients suspected of ADOA are recommended to receive genetic testing to confirm the clinical diagnosis, help identify other family members who are affected and ensure patients avoid stressors that could increase disease progression (e.g. smoking, alcohol). The prognosis for many patients with ADOA is poor and the rate of visual loss can be difficult to predict given significant inter- and intra-familial variability.

There are currently no available treatments for ADOA. Because ADOA causes deterioration of the optic nerves, corrective aids such as glasses or contacts do not help to improve vision lost to the disease. Supportive services and low-vision aids are offered for patients with severely decreased visual acuity.  Our ASOs are designed to target the underlying cause of ADOA, which is OPA1 haploinsufficiency, by decreasing a non-productive mRNA splicing event in the OPA1 gene to increase productive OPA1 mRNA and OPA1 protein in the retinal ganglion cells.

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

•	scientific consulting, collaboration and licensing fees;
•	laboratory supplies; and
•	facilities costs, depreciation and other expenses related to internal research and development activities.

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

The table below summarizes our research and development expenses incurred by development program:

	Year ended December 31,
	2020	2019
	(in thousands)
STK-001	$11,055	$10,724
OPA1	$414	$—
Non-program specific and unallocated research and development expenses	20,728	13,040
Total research and development expenses	$32,197	$23,764

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

Other income (expense)

The decrease in our other income (expense) for the year ended December 31, 2020 as compared to the year ended December 31, 2019 principally reflects decreased interest income due to overall decreased market interest rates.

Results of operations for the years ended December 31, 2020 and 2019

The following table sets forth our results of operations:

	Year ended December 31,
	2020	2019
	(in thousands)
Consolidated statements of operations and comprehensive loss:
Revenue	$—	$—
Operating expenses:
Research and development	32,197	23,764
General and administrative	20,847	11,914
Total operating expenses	53,044	35,678
Loss from operations	(53,044)	(35,678)
Other income (expense):
Interest income	744	3,351
Other income, net	57	2
Total other income (expense)	801	3,353
Net loss	$(52,243)	$(32,325)

Research and development expenses

Research and development expenses were $32.2 million for the year ended December 31, 2020 as compared to $23.8 million for the year ended December 31, 2019, an increase of $8.4 million. The table below summarizes our research and development expenses:

	Year Ended December 31,
	2020	2019
STK-001	$11,055	$10,724
OPA1	414	—
Personnel-related expenses	11,266	7,064
Third-party services	1,273	1,019
Scientific consulting	894	839
Facilities and other research and development expenses	7,295	4,118
Total research and development expenses	$32,197	$23,764

The increases in research and development expenses were primarily attributable to the increase of $7.4 million in personnel-related expenses, stock compensation expense and facilities costs resulting from increased growth in our research and development personnel.  Increases of $0.7 million in our STK-001 and OPA 1 programs were comprised primarily of third party services and scientific consulting fees.

General and administrative expenses

General and administrative expenses were $20.8 million for the year ended December 31, 2020 as compared to $11.9 million for the year ended December 31, 2019, an increase of $8.9 million.

The increases in general and administrative expenses were primarily attributable to an increase of $3.4 million in personnel costs and $2.5 million in stock compensation expense resulting from an increase in headcount, an increase of $1.2 million in D&O insurance expense due to increased premiums, an increase of $0.8 million in IP legal fees due to current phases of patents, and an increase of $0.5 million in third-party services to support our in-house personnel in various aspects of developing and supporting the business including human resources, information technology, audit, tax, public relations, communications and other general and administrative activities.

Other income (expense)

The decrease in our other income (expense) for the year ended December 31, 2020 as compared to the year ended December 31, 2019 principally reflects decreased interest income due to overall decreased market interest rates.

Liquidity and capital resources

Since our inception through December 31, 2020, our operations have been financed by net proceeds of $385.3 million from the sale of convertible notes payable and our convertible preferred stock as well as our IPO and follow-on offering. As of December 31, 2020, we had $287.5 million in cash, cash equivalents and restricted cash. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception in June 2014 and, as of December 31, 2020 and 2019, we had accumulated deficits of $110.3 million and $58.0 million, respectively. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and restricted cash as of December 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Cash flows

The following table summarizes our cash flows:

	Year ended December 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(42,221)	$(31,055)
Investing activities	(1,050)	(1,634)
Financing activities	108,108	149,762
Net increase in cash, cash equivalents and restricted cash	$64,837	$117,073

Operating activities

During the year ended December 31, 2020, cash used in operating activities was $42.2 million and was attributable to a net loss of $52.2 million, a net change of $3.4 million in our operating assets and liabilities, partially offset by non-cash charges of $6.7 million for share-based compensation and depreciation.

During the year ended December 31, 2019, cash used in operating activities was $31.1 million and was attributable to a net loss of $32.3 million, a net change of $1.1 million in our operating assets and liabilities, partially offset by non-cash charges of $2.3 million for share-based compensation and depreciation.

Investing activities

Our investing activities during the years ended December 31, 2020 and 2019 have consisted principally of purchases of property and equipment.

Financing activities

Our financing activities during the year ended December 31, 2020 primarily included net proceeds of $104.9 million attributed to an underwritten public offering of our common stock, $2.8 million in proceeds from the issuance of common stock upon exercise of stock options, and $0.4 million in proceeds from our Employee Stock Purchase Plan.

Our financing activities during the year ended December 31, 2019 primarily included net proceeds of $149.4 million from our Initial Public Offering in June 2019.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of December 31, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$1,183	$1,102	$81	$—	$—
Total	$1,183	$1,102	$81	$—	$—

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

Commitments

Our commitments primarily consist of obligations under our agreements with CSHL and the University of Southampton. As of December 31, 2020, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see “Business—License agreements.”

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

Stock-based compensation

Stock Options

We recognize compensation costs related to share-based awards granted to employees and directors, including stock options, based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting stock-based compensation, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

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

•

Expected volatility— We completed our IPO in June 2019 and accordingly, we lack sufficient company-specific historical and implied volatility information for our shares traded in the public markets. Therefore, we estimate our expected share price volatility based on the historical volatility of publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty.

•	Expected term— The expected term of our stock options has been determined utilizing the "simplified" method for awards.
•	Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
•	Expected dividend—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

The following table presents the weighted-average assumptions used to estimate the fair value of share-based awards granted:

	Year ended December 31,
	2020	2019
Risk-free interest rate	0.38-1.48%	1.42-2.81%
Expected dividend yield	0%	0%
Expected life	5.5-6.25 years	5.5-6.375 years
Expected volatility	70%	60-68%

We will continue to use judgment in evaluating the assumptions utilized for our share-based compensation expense calculations on a prospective basis. In addition to the assumptions used in the Black-Scholes option-pricing model, the amount of stock-based compensation expense we recognize in our consolidated financial statements includes actual stock option forfeitures.

Other Information

Net Operating Loss Carryforwards

As of December 31, 2020 and 2019, we had federal net operating loss carryforwards of $116.9 million and $54.5 million, respectively, which may be available to reduce future taxable income, and expire at various dates beginning in 2034, for those net operating loss carryforwards generated prior to 2018. Net operating losses generated in 2018 and beyond have no expiration. As of December 31, 2020 and 2019, we had state net operating loss carry forwards of $118.8 million and $56.3 million, respectively, which may be available to reduce future taxable income and expire at various dates beginning in 2034. In addition, at December 31, 2020 and 2019, we had federal research and development tax credit carryforwards of $2.0 million and $1.5 million, respectively, and state research and development tax credit carry forwards of $1.0 million and $0.8 million, respectively. Both federal and state research and development tax credit carry forwards may be available to reduce future tax liabilities and expire at various dates beginning in 2030.

In accordance with Statement of Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, our management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards. Management has determined that it is more likely than not that we will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance of $37.2 million and $17.9 million was established at December 31, 2020 and 2019, respectively. The change in the valuation allowance was an increase of $19.3 million and $10.3 million in 2020 and 2019, respectively.

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

We apply ASC 740 related to accounting for uncertainty in income taxes. Our reserves related to income taxes are based on a determination of whether, and how much of, a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. At December 31, 2020, and 2019 we had no unrecognized tax benefits. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the consolidated statements of operations and comprehensive loss.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates was less than $700 million and our annual revenue is less than $100 million during the most recently completed fiscal year. We will continue to be a smaller reporting company for so long as either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recently issued accounting pronouncements

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. For public business entities, the amendments in Part I of ASU-2017-11 are effective for fiscal years and interim periods within those years beginning after December 15, 2018. For all other entities, the amendments in Part I of this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. We adopted

Part I of this update on January 1, 2020, and the adoption did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. This ASU removed the following disclosure requirements: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. Additionally, this update added the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income and loss for recurring Level 3 fair value measurements held at the end of the reporting period; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 will be effective for all entities, for fiscal years beginning after December 15, 2019 with early adoption permitted. We adopted this standard on January 1, 2020 and the adoption did not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This ASU is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Quantitative and Qualitative disclosures about market risk

Interest rate risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash, cash equivalents and restricted cash of $287.5 million and $222.7 million as of December 31, 2020 and 2019, respectively. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. An immediate 100 basis point change in interest would affect the fair market value of our cash equivalents by approximately $2.9 million.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15 of Part IV of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer (Our principal accounting officer) and Chief Executive Officer (Our principal executive officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2020 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

This Annual Report on Form 10-K does not include an attestation report from our independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies. Additionally, for so long as we remain an “emerging growth company” under the JOBS Act or a “smaller reporting company,” our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting.

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

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting may not prevent or detect all errors and all fraud. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

3.1	Restated Certificate of Incorporation.	10-Q	001-38938	August 14, 2019	3.1

3.2	Restated Bylaws	8-K	001-38938	April 15, 2020	3.2

4.1	Form of Common Stock Certificate	S-1	333-231700	June 7, 2019	4.1

4.2	Amended and Restated Investors’ Rights Agreement, dated October 22, 2018, by and among the Registrant and certain of its stockholders.	S-1	333-231700	May 23, 2019	4.2

4.3	Description of Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934.					X

10.1*	Form of Indemnification Agreement with directors and officers.	S-1	333-231700	June 7, 2019	10.1

10.2*	2014 Equity Incentive Plan, as amended, and forms of award agreements.	S-1	333-231700	May 23, 2019	10.2

10.3*	2019 Equity Incentive Plan, and forms of award agreements.	S-1	333-231700	June 7, 2019	10.4

10.4*	2019 Employee Stock Purchase Plan, and forms of award agreements.	S-1	333-231700	June 7, 2019	10.5

10.5*	Amended and Restated Executive Employment Agreement, by and between the Registrant and Edward M. Kaye, effective as of October 21, 2020	10-Q	001-38938	November 12, 2020	10.1

10.6*	Amended and Restated Executive Employment Agreement, by and between the Registrant and Stephen J. Tulipano, effective as of October 21, 2020.	10-Q	001-38938	November 12, 2020	10.2

10.7*	Amended and Restated Executive Employment Agreement, by and between the Registrant and Barry Ticho, effective as of October 21, 2020.					X

10.8*	Change of Control and Severance Agreement, by and between the Registrant and Edward M. Kaye, effective as of October 21, 2020.	10-Q	001-38938	November 12, 2020	10.4

10.9*	Change of Control and Severance Agreement, by and between the Registrant and Stephen J. Tulipano, effective as of October 21, 2020.	10-Q	001-38938	November 12, 2020	10.5

10.10*	Change of Control and Severance Agreement, by and between the Registrant and Barry Ticho, effective as of October 21, 2020.					X

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
10.11	Lease Agreement, dated August 20, 2018, by and between Homology Medicines, Inc., and the Registrant.	S-1	333-231700	May 23, 2019	10.5

10.12	Lease Agreement dated January 2, 2019, by and between MIT 139 Main Street Leasehold LLC., and the Registrant.	S-1	333-231700	May 23, 2019	10.6

10.13	Scientific Advisory Board Agreement	10-Q	001-38938	August 10, 2020	10.2

10.14	Controlled Equity Offering Sales Agreement, dated as of July 10, 2020, between the Registrant, Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated.	S-3	333-239801	July 10, 2020	1.2

21.1	Subsidiary of the Registrant.	S-1	333-231700	May 23, 2019	21.1

23.1	Consent of independent registered public accounting firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

†	Registrant has omitted certain portions of the exhibit pursuant to Item 601(b)(10) of Regulation S-K.
*	Indicates a management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
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

STOKE THERAPEUTICS, INC.

Date: March 9, 2021	By:	/s/ Edward M. Kaye, M.D.
Edward M. Kaye, M.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edward M. Kaye	Chief Executive Officer and Director	March 9, 2021
Edward M. Kaye, M.D.	(Principal Executive Officer)

/s/ Stephen J. Tulipano	Chief Financial Officer	March 9, 2021
Stephen J. Tulipano	(Principal Financial and Accounting Officer)

/s/ Julie A. Smith	Director	March 9, 2021
Julie A. Smith

/s/ Seth L. Harrison	Director	March 9, 2021
Seth L. Harrison, M.D.

/s/ Adrian R. Krainer	Director	March 9, 2021
Adrian R. Krainer, Ph.D.

/s/ Arthur A. Levin	Director	March 9, 2021
Arthur A. Levin, Ph.D.

/s/ Arthur O. Tzianabos	Director	March 9, 2021
Arthur O. Tzianabos, Ph.D.

/s/ Jennifer C. Burstein	Director	March 9, 2021
Jennifer C. Burstein

/s/ Garry E. Menzel	Director	March 9, 2021
Garry E. Menzel

STOKE THERAPEUTICS, INC.

Report of independent registered public accounting firm

To the Stockholders and Board of Directors

Stoke Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stoke Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two year period ended, December 31, 2020 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Boston, Massachusetts

March 9, 2021

Stoke Therapeutics, Inc.

Consolidated balance sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$287,308	$222,471
Prepaid expenses and other current assets	6,435	3,281
Deferred financing costs	181	—
Interest receivable	6	281
Total current assets	293,930	226,033
Restricted cash	205	205
Operating lease right-of-use assets	1,115	—
Property and equipment, net	2,675	2,512
Total assets	$297,925	$228,750
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,495	$751
Accrued and other current liabilities	9,930	3,350
Total current liabilities	11,425	4,101
Long term liabilities	422	221
Total liabilities	11,847	4,322
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized, 36,577,149 and 32,861,842 shares issued and outstanding as of December 31, 2020 and 2019, respectively	4	3
Additional paid-in capital	396,352	282,460
Accumulated deficit	(110,278)	(58,035)
Total stockholders’ equity	286,078	224,428
Total liabilities and stockholders’ equity	$297,925	$228,750

The accompanying notes are an integral part of these consolidated financial statements.

Stoke Therapeutics, Inc.

Consolidated statements of operations and comprehensive loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Revenue	$—	$—
Operating expenses:
Research and development	32,197	23,764
General and administrative	20,847	11,914
Total operating expenses	53,044	35,678
Loss from operations	(53,044)	(35,678)
Other income (expense):
Interest income	744	3,351
Other income, net	57	2
Total other income (expense)	801	3,353
Net loss and comprehensive loss	(52,243)	(32,325)
Net loss per share—basic and diluted	$(1.56)	$(1.80)
Weighted average common shares outstanding—basic and diluted	33,488,456	17,971,443

The accompanying notes are an integral part of these consolidated financial statements.

Stoke Therapeutics, Inc.

Consolidated statements of stockholders’ equity

(in thousands, except share and per share amounts)

	Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Stockholders’ equity
Balance as of December 31, 2018	22,677,585	$2	727,413	$—	$130,776	$(25,710)	$105,068
Stock-based compensation	—	—	—	—	1,922	—	1,922
Issuance of common stock upon exercise of stock options	—	—	382,068	—	314	—	314
Issuance of common stock upon initial public offering, net of underwriting discounts, commissions, and offering costs	—	—	9,074,776	1	149,448	—	149,449
Conversion of preferred stock to common stock	(22,677,585)	(2)	22,677,585	2	—	—	—
Net loss	—	—	—	—	—	(32,325)	(32,325)
Balance as of December 31, 2019	—	—	32,861,842	3	282,460	(58,035)	224,428
Stock-based compensation	—	—	—	—	5,768	—	5,768
Issuance of common stock upon exercise of stock options	—	—	822,916	—	2,843	—	2,843
Issuance of common stock related to employee stock purchase plan	—	—	17,391	—	352	—	352
Issuance of common stock upon follow-on offering, net of underwriting discounts, commissions, and offering costs	—	—	2,875,000	1	104,929	—	104,930
Net loss	—	—	—	—	—	(52,243)	(52,243)
Balance as of December 31, 2020	—	$—	36,577,149	$4	$396,352	$(110,278)	286,078

The accompanying notes are an integral part of these consolidated financial statements.

Stoke Therapeutics, Inc.

Consolidated statements of cash flows

(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(52,243)	$(32,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	888	450
Stock-based compensation	5,768	1,922
Loss on disposal of property and equipment	3	3
Reduction in the carrying amount of right of use assets	1,038	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2,878)	(2,024)
Accounts payable and accrued liabilities	5,203	891
Deferred rent	—	28
Net cash used in operating activities	(42,221)	(31,055)
Cash flows from investing activities:
Purchases of property and equipment	(1,050)	(1,635)
Proceeds from sale of property and equipment	—	1
Net cash used in investing activities	(1,050)	(1,634)
Cash flows from financing activities:
Proceeds from issuance of common stock upon public offerings	105,398	151,912
Payment of offering costs	(306)	(2,463)
Proceeds from issuance of common stock upon exercise of stock options	2,843	315
Proceeds from Employee Stock Purchase Plan	352	—
Deferred financing costs	(179)	—
Other	—	(2)
Net cash provided by financing activities	108,108	149,762
Net increase in cash, cash equivalents and restricted cash	64,837	117,073
Cash, cash equivalents and restricted cash—beginning of year	222,676	105,603
Cash, cash equivalents and restricted cash—end of year	$287,513	$222,676

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right-of-use assets recognized in exchange for operating leases upon adoption of Topic 842	2,153	—
Property and equipment included in accrued expense and accounts payable	6	140
Deferred offering costs not yet paid	162	—

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

Shelf Registration

In July 2020, the Company filed a universal Shelf Registration statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”). The Registration Statement was declared effective by the SEC on July 20, 2020,  and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $400,000,000 of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150,000,000 of our common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement. The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The $150,000,000 of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $400,000,000 of securities that may be offered, issued and sold by the Company under the base prospectus. As of December 31, 2020, the Company has not issued any securities in connection with the Controlled Equity Offering Sales Agreement.

Follow-on public offering

On November 24, 2020, pursuant to a prospectus supplement to the Registration Statement, we completed an underwritten public offering, of our common stock and issued and sold 2,875,000 shares of common stock at a public offering price of $39.00 per share, which included 375,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock resulting in net proceeds of $104.9 million after deducting underwriting discounts and commissions and estimated offering expenses.

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

Liquidity

The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of the issuance date of its consolidated financial statements for the year ended December 31, 2020, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements into 2024.

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

2. Summary of significant accounting policies and recent accounting pronouncements

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), and include the accounts of Stoke Therapeutics, Inc. and its wholly-owned subsidiary. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). All intercompany transactions between and among the Company and its’ consolidated subsidiary have been eliminated.

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

Restricted cash

At December 31, 2020, restricted cash consisted of money market accounts collateralizing letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities.

The following table reconciles cash and cash equivalents and restricted cash per the consolidated balance sheet to the statement of cash flows:

	As of December 31,
	2020	2019
Cash and cash equivalents	$287,308	$222,471
Restricted cash	205	205
	$287,513	$222,676

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

Deferred offering costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in the consolidated statement of stockholders’ equity as a reduction of additional paid-in capital.

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

Impairment of long-lived assets

The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted and without interest expense) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. There were no impairment losses recognized during the years ended December 31, 2020 and 2019.

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

Leases

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

The Company determines whether an arrangement is a lease at inception. The Company accounts for a lease when it has the right to control the leased asset for a period of time while obtaining substantially all of the assets’ economic benefits. The Company determined that it held operating leases for office and laboratory space as of January 1, 2020. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. The discount rate used to determine the present value of the lease payments is the Company’s incremental borrowing rate based on the information available at lease inception, as the Company did not have information to determine the rate implicit in the leases. Lease expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments (which include initial direct costs and lease incentives). The expense is included in operating expenses in the consolidated statements of operations. The Company’s lease agreements also contain variable payments, primarily maintenance-related costs, which are expensed as incurred and not included in the measurement of the right-of-use assets and lease liabilities.

Income taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the estimated future tax consequences attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to be settled or recovered. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. At December 31, 2020 and 2019, the Company has recorded a full valuation allowance.

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

Recently issued accounting pronouncements

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. For public business entities, the amendments in Part I of ASU-2017-11 are effective for fiscal years and interim periods within those years beginning after December 15, 2018. For all other entities, the amendments in Part I of this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. We adopted this update on January 1, 2020, and the adoption did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”. This ASU removed the following disclosure requirements: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. Additionally, this update added the following disclosure requirements: (1) the changes in unrealized gains and losses for the period included in other comprehensive income and loss for recurring Level 3 fair value measurements held at the end of the reporting period; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 will be effective for all entities, for fiscal years beginning after December 15, 2019 with early adoption permitted. We adopted this update on January 1, 2020, and the adoption did not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This ASU is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures, but we do not expect that this standard will have a material impact on our consolidated financial statements.

3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair value measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$287,308	$—	$—	$287,308
Total	$287,308	$—	$—	$287,308

	Fair value measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$222,471	$—	$—	$222,471
Total	$222,471	$—	$—	$222,471

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the consolidated balance sheets as of December 31, 2020 and 2019.

There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

The carrying value of cash, cash equivalents, accounts payable and accrued expenses that are reported on the consolidated balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

4. Property and equipment, net

Property and equipment, net consisted of the following:

	As of December 31,
	2020	2019
Laboratory equipment	$3,936	$2,489
Furniture and fixtures	108	108
Leasehold improvements	210	40
Office equipment	108	79
Construction in progress	5	611
	4,367	3,327
Less accumulated depreciation	(1,692)	(815)
	$2,675	$2,512

Depreciation expense was $0.9 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively.

5. Accrued and other current liabilities

Accrued and other current liabilities consisted of the following:

	As of December 31,
	2020	2019
Accrued employee compensation costs	$4,123	2,053
Accrued professional	593	228
Accrued research and development costs	3,689	959
Accrued other	82	56
Other current liabilities	1,443	54
	$9,930	$3,350

6. Commitments and contingencies

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

Future minimum lease payments under non-cancellable leases as of December 31, 2020 are as follows (in thousands):

2021	$1,102
2022	81
Total lease payments	1,183
Less imputed interest	(37)
Present value of lease liabilities	$1,146

Lease balances as of December 31, 2020 are as follows (in thousands):

Operating right-of-use assets	$1,115
Current Portion of operating lease liabilities	$1,066
Non-current portion of operating lease liabilities	80
Total operating lease liabilities	$1,146

The weighted average remaining lease term and weighted average discount rate of our operating leases as of December 31, 2020 are as follows:

Weighted average remaining lease term in years	1.0
Weighted average discount rate	7.02%

2021	1,102
2022	81
Thereafter	—
$1,183

In accordance with Topic 842, lease expense incurred under operating leases was approximately $1.1 million for the year ended December 31, 2020.

For the year ended December 31, 2019, rent expense incurred was approximately $1.1 million.

Consulting Agreement

In October 2014, the Company entered into a consulting agreement with a member of the Company’s board of directors, who is also an employee of Cold Spring Harbor Laboratory (“CSHL”), to provide consulting services related to scientific research related to the development of antisense-based drugs, therapies, diagnostic and research tools, products, services and intellectual property. The Company recognized expenses of $0.02 million each for the years ended December 31, 2020 and 2019. The initial term of this agreement was five years and the parties mutually agreed not to extend the consulting agreement in April 2020.

Scientific Advisory Board Agreement

In June 2020, the Company entered into a scientific advisory board agreement with a member of the Company’s board of directors, who is also an employee of CSHL, to provide scientific advisory services related to the Company’s Targeted Augmentation of Nuclear Gene Output (“TANGO”) antisense oligonucleotide technology and other antisense oligonucleotide technologies, as well as current and future therapeutic targets and programs.  The Company recognized expense of $0.05 million in the year ended December 31, 2020, for such scientific advisory services. The term of this agreement is 12 months.

License and research agreements

In July 2015, the Company entered into a worldwide license agreement, or the CSHL Agreement, with CSHL, with respect to TANGO patents. Under the CSHL Agreement, the Company receives an exclusive (except with respect to certain government rights and non-exclusive licenses), worldwide license under certain patents and applications relating to TANGO. As part of the CSHL Agreement, the Company granted CSHL 164,927 shares of common stock valued based on an independent appraisal at approximately $0.07 million. The CSHL Agreement obligates the Company to make additional payments that are contingent upon certain milestones being achieved. The Company is also required to pay royalties, tiered based on the scope of patent coverage for each licensed product, ranging from a low-single digit percentage to a mid-single digit percentage on annual net sales. These royalty obligations apply on a licensed product-by-licensed product and country-by-country basis until the latest of (i) the expiration of the last valid claim of a CSHL patent covering the applicable licensed product or (ii) the expiration of any regulatory exclusivity for the applicable licensed product. In addition, if the Company sublicenses the rights under the CSHL Agreement, the Company is required to pay a maximum of twenty percent of the sublicense revenue to CSHL, which may be reduced to a mid-teens or a mid-single digit percentage upon achievement of certain clinical milestones for the applicable licensed product. Finally, the Company is required to pay an annual license maintenance fee of $0.01 million, which amount is creditable against any owed royalty or milestone payments. The maximum aggregate potential milestone payments payable total approximately $0.9 million. Additionally, certain licenses under the CSHL Agreement require the Company to reimburse CSHL for certain past and ongoing patent related expenses, however there were no expenses related to these reimbursable patent costs during the years ended December 31, 2020 and 2019.

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton, or the Southampton Agreement, whereby the Company acquired rights to foundational technologies related to the Company’s TANGO technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. The maximum aggregate potential milestone payments payable by the Company total approximately 0.4 million pounds sterling (approximately $0.5 million as of December 31, 2020). As of December 31, 2020, and 2019, the Company has recorded no liabilities under the Southampton Agreement.

Litigation

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which it is focused. As of December 31, 2020, the Company had no legal proceedings to which it was a party or to which its property was subject.

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

On June 21, 2019, the Company completed its IPO and in conjunction therewith, all outstanding convertible preferred stock was converted into common stock. Accordingly, as of December 31, 2020 and 2019, there was no preferred stock outstanding.

The following table summarizes the Company’s issued and outstanding Preferred Stock:

	Series A Preferred		Series A-2 Preferred		Series B Preferred		Total convertible Preferred
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2018	4,980,168	$11,725	7,617,746	$28,880	10,079,671	$89,742	22,677,585	$130,347
Conversion to Common Stock upon initial public offering	(4,980,168)	$(11,725)	(7,617,746)	$(28,880)	(10,079,671)	$(89,742)	(22,677,585)	$(130,347)
Balance, December 31, 2019	—	—	—	—	—	—	—	—

8. Share-Based Compensation

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

As of December 31, 2020 there were no shares available for future issuance under the 2014 Plan and 2,431,303 shares were available under the 2019 Plan.

During the years ended December 31, 2020 and December 31, 2019, the Company granted options to purchase 1,231,532  and 1,234,569 shares of common stock to certain of its employees, and directors, respectively. The options vest over four years except for certain options granted to members of our board of directors which vest over one or three years and are exercisable at a per share price equal to the fair value of the common stock on the grant date.

A summary of stock option activity for awards is presented below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value(1)
Outstanding as of January 1, 2019	3,484,628	$1.20	8.9	$3,436
Granted	1,234,569	10.39
Exercised	(382,068)	0.91
Forfeited or expired	(94,772)	1.24
Outstanding as of December 31, 2019	4,242,357	3.91	8.8	106,138
Granted	1,231,532	23.72
Exercised	(841,463)	3.38
Forfeited or expired	(178,004)	21.15
Outstanding as of December 31, 2020	4,454,422	$8.80	8.0	$236,685
Exercisable as of December 31, 2020	1,918,281	$4.40	7.4	$110,350

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at December 31, 2020 and 2019.

The weighted average grant date fair value per share of stock options granted during the years ended December 31, 2020 and 2019 was $14.75 and $6.06, respectively. The aggregate grant date fair value of stock options granted during the years ended December 31, 2020 and 2019 was approximately $18.2 million and $7.5 million, respectively. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2020 and 2019 was approximately $27.3 million and $10.5 million, respectively.

Stock-based compensation and stock options

The Company recorded stock-based compensation expense of $5.8 million and $1.9 million during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was $17.6 million of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the 2014 and the 2019 Plans. The compensation is expected to be recognized over a weighted average period of 2.9 years as of December 31, 2020.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the accompanying consolidated statements of operations is as follows:

	Year ended December 31,
	2020	2019
Research and development	$1,875	$499
General and administrative	3,893	1,423
	$5,768	$1,922

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair values of the options granted to employees and directors were calculated using the following assumptions for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Risk-free interest rate	0.38-1.48%	1.42-2.81%
Expected dividend yield	0%	0%
Expected life	5.5-6.25 years	5.5-6.375 years
Expected volatility	70%	60-68%

2019 Employee stock purchase plan

In June 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective on June 18, 2019. The Company initially reserved 315,000 shares of common stock for sale under the ESPP. At December 31, 2020, the Company had 288,808 shares available for issuance under the plan. The average grant date fair value per share under the plan was $25.46 for 2020. The total ESPP stock-based compensation expense for the year ended December 31, 2020 was $0.3 million. The number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years following the first offering date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or a lower amount determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP will not exceed 3,150,000 shares of the Company’s common stock.

9. Net loss per share attributable to common stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Year ended December 31,
	2020	2019
Numerator:
Net loss	$(52,243)	$(32,325)
Denominator:
Weighted-average number of common shares, basic and diluted	33,488,456	17,971,443
Net loss per share, basic and diluted	$(1.56)	$(1.80)

The Company’s potential dilutive securities, which include common stock options and ESPP purchase rights, have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2020	2019
Outstanding options to purchase common stock	4,454,424	4,242,357

10. Income taxes

A reconciliation of the expected income tax expense (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2020	2019
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	8.3	6.7
Non-deductible items	6.2	(0.4)
Research and development credit, net	1.2	4.3
Other	0.2	0.3
Change in valuation allowance	(36.9)	(31.9)
Total	0.0%	0.0%

The principal components of the Company’s deferred tax assets and liabilities consist of the following:

	As of December 31,
	2020	2019
Deferred tax assets:
Federal and state net operating loss carryforwards	$32,097	$14,999
Research and development tax credits	2,816	2,171
Other	2,293	761
Gross deferred tax assets	37,206	17,931
Less: valuation allowance	(37,206)	(17,931)
Net deferred tax assets	$—	$—

As of December 31, 2020 and 2019, the Company had federal net operating loss carryforwards of $116.9 million and $54.5 million, respectively, which may be available to reduce future taxable income, and expire at various dates beginning in 2034, for those net operating loss carryforwards generated prior to 2018. Net operating losses generated in 2018 and beyond have no expiration. As of December 31, 2020 and 2019, the Company had state net operating loss carry forwards of $118.8 million and $56.3 million, respectively, which may be available to reduce future taxable income and expire at various dates beginning in 2034. In addition, at December 31, 2020 and 2019, the Company had federal research and development tax credit carryforwards of $2.0 million and $1.5 million, respectively, and state research and development tax credit carry forwards of $1.0 million and $0.8 million, respectively. Both federal and state research and development tax credit carry forwards may be available to reduce future tax liabilities and expire at various dates beginning in 2030. In accordance with ASC 740, Accounting for Income Taxes, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance of $37.2 million and $17.9 million was established at December 31, 2020 and 2019, respectively. The change in the valuation allowance was an increase of $19.3 million and $10.3 million in 2020 and 2019, respectively.

The CARES Act temporarily repealed the 80% taxable income limitation for tax years beginning before January 1, 2021. Federal NOL carry forwards generated from 2018 or later and Federal NOL carryforwards to taxable years beginning after December 31, 2020 will be subject to the 80% limitation. Also, under the CARES Act, federal NOLs arising in 2018, 2019 and 2020 can be carried back 5 years. New legislation or regulation which could affect our tax burden could be enacted by any governmental authority. The Company cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial results. Additionally, the Company uses its best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, the Company’s ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions could have a material adverse effect on our business, results of operations, or financial condition.

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

The Company applies ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to income taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. At December 31, 2020, and 2019 the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying consolidated statements of operations and comprehensive loss.

11. Employee benefits

 In 2016, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. On January 1, 2020, the Company began to make matching contributions up to 4% of annual salary for those employees who are participating in the 401(k) Plan. For the year ended December 31, 2020, the Company made matching contributions of $0.02 million. The Company was not required to make and did not make any contributions to the 401(k) Plan for the year ended December 31, 2019.

12. Selected Quarterly Financial Information (Unaudited)

Selected quarterly results from operations for the years ended December 31, 2020 and 2019 are as follows:

(in thousands, except for per share data)

	2020 Quarter End
	March 31	June 30	September 30	December 31
Revenue	—	—	—	—
Operating expenses	$11,735	$13,012	$13,711	$14,586
Loss from operations	(11,735)	(13,012)	(13,711)	(14,586)
Net loss	(11,039)	(12,959)	(13,684)	(14,561)
Net loss per share, basic and diluted	$(0.34)	$(0.39)	$(0.41)	$(0.42)

	2019 Quarter End
	March 31	June 30	September 30	December 31
Revenue	—	—	—	—
Operating expenses	$6,322	$8,445	$9,842	$11,069
Loss from operations	(6,322)	(8,445)	(9,842)	(11,069)
Net loss	(5,742)	(7,819)	(8,604)	(10,160)
Net loss per share, basic and diluted	$(6.89)	$(1.54)	$(0.26)	$(0.31)

13. Subsequent events

The Company has evaluated subsequent events through the issuance date of these consolidated financial statements. The Company has concluded that no events or transactions have occurred that require disclosure in the accompanying consolidated financial statements.