Form 10-Q
period 2021-03-31
Stoke Therapeutics, Inc.
filed 2021-05-10
CIK 1623526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021 the registrant had 36,707,526 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Stoke Therapeutics, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$267,514	$287,308
Prepaid expenses and other current assets	7,511	6,435
Restricted cash - short-term	147	—
Deferred financing costs	117	181
Interest receivable	6	6
Total current assets	$275,295	$293,930
Restricted cash	58	205
Operating lease right-of-use assets	844	1,115
Property and equipment, net	2,711	2,675
Total assets	$278,908	$297,925
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,496	$1,495
Accrued and other current liabilities	4,614	9,930
Total current liabilities	$6,110	$11,425
Long term liabilities	333	422
Total liabilities	$6,443	$11,847
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized, 36,697,808 and 36,577,149 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	399,532	396,352
Accumulated deficit	(127,071)	(110,278)
Total stockholders’ equity	$272,465	$286,078
Total liabilities and stockholders’ equity	$278,908	$297,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$—	$—
Operating expenses:
Research and development	9,913	7,215
General and administrative	6,914	4,520
Total operating expenses	16,827	11,735
Loss from operations	(16,827)	(11,735)
Other income:
Interest income	18	674
Other income (expense), net	16	22
Total other income	34	696
Net loss and comprehensive loss	$(16,793)	$(11,039)
Net loss per share, basic and diluted	$(0.46)	$(0.34)
Weighted-average common shares outstanding, basic and diluted	36,643,205	32,897,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Additional paid-in capital	Accumulated deficit	Stockholders’ equity
	Shares	Amount	Amount	Amount	Amount
Balance as of December 31, 2019	32,861,842	$3	$282,460	$(58,035)	$224,428
Net Loss	—	-	-	(11,039)	(11,039)
Stock-based compensation	—	-	754	-	754
Issuance of common stock upon exercise of stock options	105,518	-	199	-	199
Balance as of March 31, 2020	32,967,360	$3	$283,413	$(69,074)	$214,342

Balance as of December 31, 2020	36,577,149	$4	$396,352	$(110,278)	$286,078
Net loss	-	-	-	(16,793)	(16,793)
Stock-based compensation	-	-	2,698	-	2,698
Issuance of common stock upon exercise of stock options	111,858	-	371	-	371
Issuance of common stock upon follow-on offering, net of underwriting discounts and offering costs	-	-	(64)	-	(64)
Issuance of common stock related to employee stock purchase plan	8,801	-	175	-	175
Balance as of March 31, 2021	36,697,808	$4	$399,532	$(127,071)	$272,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of cash flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(16,793)	$(11,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	236	193
Stock-based compensation	2,698	754
Loss on disposal of property and equipment	29	3
Reduction in the carrying amount of right of use assets	271	253
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,078)	(924)
Accounts payable and accrued liabilities	(5,499)	(11)
Net cash used in operating activities	$(20,136)	$(10,771)
Cash flows from investing activities:
Purchases of property and equipment	(204)	(610)
Net cash used in investing activities	$(204)	$(610)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	371	199
Proceeds from Employee Stock Purchase Plan	175	—
Payments on capital lease	—	(1)
Net cash provided by financing activities	$546	$198
Net increase (decrease) in cash, cash equivalents and restricted cash	$(19,794)	$(11,183)
Cash, cash equivalents and restricted cash—beginning of period	$287,513	$222,676
Cash, cash equivalents and restricted cash—end of period	$267,719	$211,493

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right-of-use assets recognized in exchange for operating leases upon adoption of Topic 842	$-	$2,153
Property and equipment included in accrued expense and accounts payable	$97	$35

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiaries

Notes to condensed consolidated financial statements—(unaudited)

1. Nature of the business and basis of presentation

Organization

Stoke Therapeutics, Inc. (the “Company”) was founded in June 2014 and was incorporated under the laws of the State of Delaware. The Company is a biotechnology company dedicated to addressing the underlying cause of severe diseases by up-regulating protein expression with RNA-based medicines.

Shelf Registration

In July 2020, the Company filed a universal shelf registration statement on Form S-3 (the “Registration Statement”) with the SEC. The Registration Statement was declared effective by the SEC in July 2020, and covers the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $400,000,000 of our common stock, preferred stock, debt securities, warrants to purchase the Company’s common stock, preferred stock or debt securities, subscription rights to purchase the Company’s common stock, preferred stock or debt securities and/or units consisting of some or all of these securities. In July 2020, the Company entered into an “at-the-market” program and sales agreement with Cantor Fitzgerald & Co. (“Cantor”) and Stifel, Nicolaus & Company, Incorporated, (“Stifel”), under which the Company may, from time to time, offer and sell common stock having an aggregate offering value of up to $150.0 million, referred to as our “at-the-market” offering with Cantor and Stifel. As of March 31, 2021, no such shares of the Company’s common stock had been offered or sold pursuant to this “at-the-market” program with Cantor and Stifel. The Company may terminate this at-the-market program at any time, pursuant to its terms.

Follow-on public offering

In November 2020, the Company completed an underwritten public offering and issued and sold 2,875,000 shares of common stock at a public offering price of $39.00 per share, which included 375,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock, resulting in net proceeds of $104.9 million after deducting underwriting discounts and commissions and offering expenses

Uncertainties

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

2. Summary of significant accounting policies and recent accounting pronouncements

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiary. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). All intercompany transactions between and among its consolidated subsidiary have been eliminated.

Unaudited interim financial information

The accompanying interim unaudited condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and related footnotes as of and for the year ended December 31, 2020, which was filed with the SEC on March 9, 2021. The Company’s financial information as of March 31, 2021, and for the three months ended March 31, 2021 and 2020 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet information as of December 31, 2020 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

Restricted cash

At March 31, 2021, restricted cash consisted of money market accounts collateralizing letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities.

The following table reconciles cash and cash equivalents and restricted cash per the condensed consolidated balance sheets to the condensed consolidated statements of cash flows (in thousands):

	As of March 31,
	2021	2020
Cash and cash equivalents	$267,514	$211,288
Restricted cash - short-term	$147	$—
Restricted cash	$58	$205
Total cash, cash equivalents and restricted cash	$267,719	$211,493

Fair value of financial instruments

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (“observable inputs”) and the Company’s own assumptions (“unobservable inputs”). Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier value hierarchy that distinguishes between the following:

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

The Company is also a “smaller reporting company,” meaning that, the market value of its stock held by non-affiliates is less than $700 million and our annual revenue is less than $100 million during the most recently completed fiscal year. The Company may continue to be a smaller reporting company as long as either (i) the market value of its stock held by non-affiliates is less than $250 million or (ii) its annual revenue is less than $100 million during the most recently completed fiscal year and the market value of its stock held by non-affiliates is less than $700 million. If the Company is a smaller reporting company at the time it ceases to be an emerging growth company, the Company may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, the Company may choose to present only the two most recent fiscal years of audited financial statements in its Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recently adopted accounting pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). This standard established a right-of-use model that requires all lessees to recognize right-of-use assets and lease liabilities on their balance sheet that arise from leases as well as provide disclosures with respect to certain qualitative and quantitative information related to a company's leasing arrangements. The Company adopted Topic 842 on January 1, 2020 using the modified retrospective approach and elected to apply the transition method that allows companies to continue applying guidance under the lease standard in effect at that time in the comparative period financial statements and recognize a cumulative-effect adjustment to the balance sheet on the date of adoption. The Company elected the package of practical expedients to not reassess its prior conclusions about lease identification, lease classification and indirect costs and to not separate lease and non-lease components.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This ASU is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted. The Company adopted this standard on January 1, 2021 and the adoption of this update did not have a material impact on its consolidated financial statements.

3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair value measurements as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$267,514	$—	$—	$267,514
Total	$267,514	$—	$—	$267,514

	Fair value measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$287,308	$—	$—	$287,308
Total	$287,308	$—	$—	$287,308

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.

There were no transfers among Level 1, Level 2, or Level 3 categories in the periods presented.

The carrying value of cash, cash equivalents, accounts payable and accrued expenses that are reported on the condensed consolidated balance sheets approximate their fair value due to the short-term nature of these assets and liabilities.

4. Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued employee compensation costs	$1,079	$4,123
Accrued professional	694	593
Accrued research and development costs	1,588	3,689
Accrued Other	87	82
Other Current Liabilities	1,166	1,443
	$4,614	$9,930

5. Commitments and contingencies

Operating lease

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard established a right-of-use model that requires all lessees to recognize right-of-use assets and lease liabilities on their balance sheet that arise from leases as well as provide disclosures with respect to certain qualitative and quantitative information related to a company's leasing arrangements. The Company adopted Topic 842 on January 1, 2020 using the modified retrospective approach and elected to apply the transition method that allows companies to continue applying guidance under the lease standard in effect at that time in the comparative period financial statements and recognize a cumulative-effect adjustment to the balance sheet on the date of adoption. The Company elected the package of practical expedients to not reassess its prior conclusions about lease identification, lease classification and indirect costs and to not separate lease and non-lease components.

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

Future minimum lease payments under non-cancellable leases as of March 31, 2021 are as follows (in thousands):

2021	808
2022	81
Total lease payments	889
Less imputed interest	(21)
Present value of lease liabilities	$868

Future minimum lease payments under non-cancellable leases as of December 31, 2020 are as follows (in thousands):

2021	1,102
2022	81
Total lease payments	1,183
Less imputed interest	(37)
Present value of lease liabilities	$1,146

Lease balances as of March 31, 2021 are as follows (in thousands):

Operating right-of-use assets	$844
Current Portion of operating lease liabilities	$848
Non-current portion of operating lease liabilities	20
Total operating lease liabilities	$868

The weighted average remaining lease term and weighted average discount rate of our operating leases as of March 31, 2021 are as follows:

Weighted average remaining lease term in years	0.8
Weighted average discount rate	7.01%

Consulting agreement

In October 2014, the Company entered into a consulting agreement with a member of the Company’s board of directors, who is also an employee of Cold Spring Harbor Laboratory (“CSHL”), to provide consulting services related to scientific research related to the development of antisense-based drugs, therapies, diagnostic and research tools, products, services and intellectual property. The Company recognized expenses of $0.02 million in the three-month period ending March 31, 2020, for such consulting services. The initial term of this agreement was five years and the parties mutually agreed not to extend the consulting agreement in April 2020.

Scientific Advisory Board Agreement

In June 2020, the Company entered into a scientific advisory board agreement with a member of the Company’s board of directors, who is also an employee of CSHL, to provide scientific advisory services related to the Company’s Targeted Augmentation of Nuclear Gene Output (“TANGO”) antisense oligonucleotide technology and other antisense oligonucleotide technologies, as well as current and future therapeutic targets and programs.  The Company recognized expense of $0.01 million in the three-month period ended March 31, 2021, for such scientific advisory services. The term of this agreement is 12 months.

License and research agreements

In July 2015, the Company entered into a worldwide license agreement (the “CSHL Agreement”), with CSHL, with respect to TANGO patents. Under the CSHL Agreement, the Company receives an exclusive (except with respect to certain government rights and non-exclusive licenses), worldwide license under certain patents and applications relating to TANGO. As part of the CSHL Agreement, the Company granted CSHL 164,927 shares of common stock valued based on an independent appraisal at approximately $0.07 million. The CSHL Agreement obligates the Company to make additional payments that are contingent upon certain milestones being achieved. The Company is also required to pay royalties, tiered based on the scope of patent coverage for each licensed product, ranging from a low-single digit percentage to a mid-single digit percentage on annual net sales. These royalty obligations apply on a licensed product-by-licensed product and country-by-country basis until the latest of (i) the expiration of the last valid claim of a CSHL patent covering the applicable licensed product or (ii) the expiration of any regulatory exclusivity for the applicable licensed product. In addition, if the Company sublicenses the rights under the CSHL Agreement, the Company is required to pay a maximum of twenty percent of the sublicense revenue to CSHL, which may be reduced to a mid-teens or a mid-single digit percentage upon achievement of certain clinical milestones for the applicable licensed product. Finally, the Company is required to pay an annual license maintenance fee of $0.01 million, which amount is creditable against any owed royalty or milestone payments. The maximum aggregate potential milestone payments payable total approximately $0.9 million. Additionally, certain licenses under the CSHL Agreement require the Company to reimburse CSHL for certain past and ongoing patent related expenses, however there were no expenses related to these reimbursable patent costs during the three months ended March 31, 2021 and 2020.

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton, (the “Southampton Agreement”), whereby the Company acquired rights to foundational technologies related to the Company’s TANGO technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. As part of the Southampton Agreement, the Company paid 0.06 million pounds sterling (approximately $0.08 million as of the date thereof) as an up-front license fee. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. The maximum aggregate potential milestone payments payable by the Company totaled approximately 0.4 million pounds sterling (approximately $0.6 million as of March 31, 2021). As of March 31, 2021, and December 31, 2020, the Company had recorded no liabilities under the Southampton Agreement.

6. Equity incentive plans

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

As of March 31, 2021, there were no shares available for future issuance under the 2014 Plan and 2,612,512 shares were available under the 2019 Plan.

During the three-months ended March 31, 2021, the Company granted options to purchase 1,022,547 shares of common stock to certain of its employees. The options vest over four years and are exercisable at a per share price equal to the fair value of the common stock on the grant date.

Stock-based compensation

As of March 31, 2021, there was $53.6 million of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the 2014 and 2019 Plans. The compensation is expected to be recognized over a weighted average period of 3.53 years as of March 31, 2021.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$1,034	$204
General and administrative	1,664	550
	$2,698	$754

2019 Employee stock purchase plan

In June 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 18, 2019. The Company initially reserved 315,000 shares of common stock for sale under the ESPP. At March 31, 2021, the Company had 654,579 shares available for issuance under the plan. The average grant date fair value per share under the plan was $58.07 for 2021. The total ESPP stock-based compensation expense for the three months ended March 31, 2021 was $0.08 million. The number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years following the first offering date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or a lower amount determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP will not exceed 3,150,000 shares of the Company’s common stock.

7. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(16,793)	$(11,039)
Denominator:
Weighted-average number of common shares, basic and diluted	36,643,205	32,897,395
Net loss per share, basic and diluted	$(0.46)	$(0.34)

The Company’s potential dilutive securities, which include common stock options and ESPP purchase rights, have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share indicated because including them would have had an anti-dilutive effect:

	March 31,
	2021	2020
Outstanding options to purchase common stock	5,375,811	4,992,251
	5,375,811	4,992,251

8. Income taxes

The Company did not record an income tax benefit in its condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2021 and 2020 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company had net deferred tax assets and liabilities of $37.2 million at December 31, 2020. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of March 31, 2021 and December 31, 2020, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

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

The Company did not record any amounts for unrecognized tax benefits as of March 31, 2021 or December 31, 2020.

9. Subsequent events

The Company has evaluated subsequent events through the issuance date of these interim unaudited condensed consolidated financial statements.

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

Overview

We are a biotechnology company dedicated to addressing the underlying cause of severe diseases by up-regulating protein expression with RNA-based medicines. We are developing novel antisense oligonucleotide (“ASO”), medicines that target ribonucleic acid (“RNA”), and modulate precursor-messenger RNA splicing to upregulate protein expression where needed and with appropriate specificity to near normal levels. We utilize our proprietary RNA therapeutics platform, Targeted Augmentation of Nuclear Gene Output (“TANGO”), to design ASOs to upregulate the expression of protein by individual genes in a patient. Our approach is designed to allow us to deliver in a highly precise, durable and controlled manner disease-modifying therapies to a wide range of relevant tissues, including the central nervous system, eye, kidney and liver.

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

In June 2019, we completed an initial public offering (“IPO”) and issued and sold 9,074,776 shares of common stock at a public offering price of $18.00 per share, which included 1,183,666 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock resulting in net proceeds of $149.4 million after deducting underwriting discounts and commissions and offering costs.

In July 2020, we filed a universal shelf registration statement on Form S-3 (the “Registration Statement”) with the SEC. The Registration Statement was declared effective by the SEC in July 2020, and covers the offering, issuance and sale by us of up to a maximum aggregate offering price of $400,000,000 of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities. In July 2020, we entered into an “at-the-market” program and sales agreement with Cantor Fitzgerald & Co., or Cantor, and Stifel, Nicolaus & Company, Incorporated, or Stifel, under which we may, from time to time, offer and sell common stock having an aggregate offering value of up to $150.0 million, referred to as our “at-the-market” offering with Cantor and Stifel. As of March 31, 2021, no such shares of our common stock had been offered or sold pursuant to this “at-the-market” program with Cantor and Stifel. We may terminate this at-the-market program at any time, pursuant to its terms.

In November 2020, we completed an underwritten public offering, of our common stock and issued and sold 2,875,000 shares of common stock at a public offering price of $39.00 per share, which included 375,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock resulting in net proceeds of $104.9 million after deducting underwriting discounts and commissions and estimated offering expenses.

As of March 31, 2021 and December 31, 2020 we had $267.7 million and $287.5 million, respectively, in cash, cash equivalents and restricted cash.

Since inception, we have had operating losses, the majority of which are attributable to research and development activities. Our net losses were $16.8 million and $11.0 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $127.1 million and as of December 31, 2020 we had an accumulated deficit of $110.3 million.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and restricted cash as of March 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements into 2024. To date, we have not had any products approved for sale and have not generated any product sales. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

To date, our third party contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other third party vendors have been able to continue to provide services and supply reagents, materials, and products and currently do not anticipate any significant disruption in services or interruptions in supply. We have pursued mitigation strategies to keep key research activities on track. Our third-party CMOs continue to operate their manufacturing facilities at or near normal levels. While we currently do not anticipate any significant interruptions in our manufacturing processes, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and CMO’s ability to manufacture reagents, materials, or products that we need to use in our research and clinical trial. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, our observational study, our clinical trials, and our ability to hire and retain employees.

Our ability to continue our clinical trials and our observational study may be adversely affected, directly or indirectly, by the COVID-19 pandemic. Currently we are monitoring patient enrollment and participation in our clinical trials and our observational study, including the duration and degree to which we may see declines in enrollment, delays in conducting in-person follow-ups, and disruptions in our ability to monitor patients due to hospitals closing sites or diverting the resources that are necessary to conduct our clinical trials and our observational study. While we continue to enroll and dose patients in our clinical trials at sites across the United States, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trial activities due to hospitals closing sites and/or diverting the resources that are necessary to conduct clinical trials. We are pursuing approaches to help mitigate the impact to our clinical trials. Currently we have not experienced any delays in our clinical trials.

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

The primary objectives are the assessment of the safety and tolerability of STK-001, as well as to characterize human pharmacokinetics. A secondary objective is to assess the efficacy as an adjunctive antiepileptic treatment with respect to the percentage change from baseline in convulsive seizure frequency over a 12-week treatment period. We are measuring non-seizure aspects of the disease, such as quality of life as secondary endpoints. These endpoints as well as other exploratory endpoints will be informed based on our two-year observational study (“BUTTERFLY”). Enrollment in BUTTERFLY is complete and the study is ongoing. BUTTERFLY is designed to evaluate seizure frequency and non-seizure comorbidities associated with the disease, including motor and speech impairment, intellectual and developmental disabilities, behavioral deficits and abnormal sleep patterns. Data from the study will support clinical development plans for STK-001.

In March 2020, we announced the FDA had placed a partial clinical hold on doses of STK-001 above 20mg in the MONARCH Study, pending additional preclinical testing to determine the safety profile of doses higher than the current no observed adverse effect level (“NOAEL”). When intrathecal doses above the NOAEL were administered to non-human primates (“NHPs”) acute, transient adverse hind limb paresis was observed. This finding is known to occur following intrathecal delivery of ASOs to NHPs and is not known to translate to the human experience. When extremely high dose levels were administered, acute convulsions were observed immediately following STK-001 administration. The dose levels were well above the range of corresponding human doses that would ever be administered in the clinic and were delivered in a formulation that was at a higher concentration than would be administered in the clinic. There is no apparent correlation of these acute adverse events with the mechanism of action of STK-001.

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

Enrollment and dosing in the 10mg, 20mg and 30mg single ascending dose portion of the study are now complete. We expect to announce initial safety and pharmacokinetic data from the SAD portion of the MONARCH Study in the third quarter of 2021. In February 2021, the first patient in the MAD portion of the study was dosed with STK-001 at the 20mg level.

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

In March 2021, we announced the authorization of our Clinical Trial Application (CTA) by the United Kingdom Medicines and Healthcare products Regulatory Agency (MHRA) to initiate a Phase 1/2a study (ADMIRAL) of STK-001 for the treatment of Dravet syndrome. ADMIRAL is an open-label, multi-center, Phase 1/2a study designed to assess the safety and tolerability of multiple doses of up to 70mg of STK-001, as well as to characterize human pharmacokinetics. Secondary endpoints include change in seizure frequency and quality of life measures. The study is expected to enroll more than 20 children and adolescents with Dravet syndrome across multiple clinical sites in the United Kingdom. Patient enrollment and dosing are expected to start in the second half of 2021.

While we continue working to minimize any potential delay to continued clinical testing of STK-001, we expect that the COVID-19 pandemic may directly or indirectly impact the timeline. Our ability to continue our clinical trials may be adversely affected, directly or indirectly, by the COVID-19 pandemic. For example, although our Phase 1/2a study of STK-001 for the treatment of Dravet syndrome has not been delayed, we plan to have clinical trial sites in various parts of the United States and United Kingdom, some of which have had high incident rates of COVID-19 patients. Restrictions on travel and/or transport of clinical materials, as well as diversion of hospital staff and resources to COVID-19 infected patients, could disrupt trial operations as well as recruitment, possibly resulting in a slowdown in enrollment and/or deviations from or disruptions in key clinical trial activities, such as clinical trial site monitoring. These challenges may lead to difficulties in meeting protocol-specified procedures.

We have not yet discussed with regulatory authorities the evidence necessary for approval of STK-001. However, in addition to requesting Fast Track Designation, if we see evidence of clinical efficacy, then we would plan to meet with regulatory authorities to discuss expedited regulatory pathways, such as Breakthrough Therapy Designation in the United States.

Autosomal Dominant Optic Atrophy Program

In November 2020, we announced the nomination of OPA1 as our next target for preclinical development to treat Autosomal Dominant Optic Atrophy (“ADOA”). ADOA is the most common inherited optic nerve disorder seen in clinical practice and causes progressive and irreversible vision loss in both eyes starting in the first decade of life. Many children progress to blindness. The disease affects one in 30,000 people globally with a higher incidence of approximately one in 10,000 in Denmark due to a founder effect. 65%-90% of cases are caused by mutations in one allele of the OPA1 gene, most of which lead to a haploinsufficiency resulting in 50% of OPA1 protein expression and disease manifestation.. More than 400 different OPA1 mutations have been reported in people diagnosed with ADOA. Most mutations result in a severe decrease – up to 50% – of the normal amount of the OPA1 protein. There is no strong genotype-phenotype correlation.

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

There are currently no available treatments for dominant optic atrophy. Because ADOA causes deterioration of the optic nerves, corrective aids such as glasses or contacts do not help to improve vision lost to the disease. Supportive services and low-vision aids are offered for patients with severely decreased visual acuity.  Our ASOs are designed to target the underlying cause of ADOA, which is OPA1 haploinsufficiency, by decreasing a non-productive mRNA splicing event in the OPA1 gene to increase productive OPA1 mRNA and OPA1 protein in the retinal ganglion cells. Lead optimization to identify a clinical candidate is currently underway, we hope to identify a candidate by year end 2021.

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

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Three Months Ended March 31,
	2021	2020

OPA1	$78	$—
STK-001	3,124	2,508
Non-program specific and unallocated research and development expenses	6,711	4,707
Total research and development expenses	$9,913	$7,215

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

Results of operations for the three months ended March 31, 2021 and 2020

The following table sets forth our results of operations:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Condensed Consolidated statements of operations:
Revenue	$—	$—
Operating expenses:
Research and development	9,913	7,215
General and administrative	6,914	4,520
Total operating expenses	$16,827	$11,735
Loss from operations	$(16,827)	$(11,735)
Other income:
Interest income	18	674
Other income (expense), net	16	22
Total other income	$34	$696
Net loss	$(16,793)	$(11,039)

Research and development expenses

Research and development expenses were $9.9 million for the three months ended March 31, 2021 as compared to $7.2 million for the three months ended March 31, 2020, an increase of $2.7 million. The table below summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2021	2020
OPA1	$78	$—
STK-001	3,124	2,508
Personnel-related expenses	3,601	2,394
Third-party services	443	402
Scientific consulting	99	351
Facilities and other research and development expenses	2,568	1,560
Total research and development expenses	$9,913	$7,215

The increase in research and development expenses were primarily attributable to an increase of $1.2 million in personnel costs resulting from an increase in headcount, an increase of $1.0 million in facilities and other costs, an increase of $0.6 million in expenses related to our STK-001 program and $0.1 million related to our OPA1 program, which comprised of third-party services and scientific consulting fees, partially offset by a decrease of $0.2 million in non-project specific consulting and third-party services, materials and other costs. The increases in expense reflect the accelerating pace of research and development activities and the increases in personnel, facilities and, third party services to support those activities.

General and administrative expenses

General and administrative expenses were $6.9 million for the three months ended March 31, 2021 as compared to $4.5 million for the three months ended March 31, 2020, an increase of $2.4 million.

The increase in general and administrative expenses were primarily attributable to an increase of $0.5 million in personnel costs resulting from an increase in headcount, and an increase of $1.9 million in third-party services to support our in-house personnel in various aspects of developing and supporting the business including human resources, information technology, audit, tax, public relations, communications and other general and administrative activities and expenses including stock compensation expense.

Other income

The change in our other income for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily reflects an increase in cash balances offset by a decrease in market interest rates.

Liquidity and capital resources

Since our inception through March 31, 2021, our operations have been primarily financed by net proceeds of $385.3 million from the sale of convertible notes payable and our convertible preferred stock as well as our IPO and follow-on offering.

As of March 31, 2021, we had $267.7 million in cash, cash equivalents and restricted cash. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception in June 2014 and, as of March 31, 2021, we had an accumulated deficit of $127.1 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and restricted cash as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Cash flows

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(20,136)	$(10,771)
Investing activities	(204)	(610)
Financing activities	546	198
Net increase (decrease) in cash, cash equivalents and restricted cash	$(19,794)	$(11,183)

Operating activities

During the three months ended March 31, 2021, cash used in operating activities was $20.1 million and was primarily attributable to a net loss of $16.8 million, partially offset by non-cash charges of $3.2 million for share-based compensation, depreciation, and reduction in the carrying amount of right of use assets, and a net change of $6.6 million in our net operating assets and liabilities.

During the three months ended March 31, 2020, cash used in operating activities was $10.8 million and was primarily attributable to a net loss of $11.0 million, partially offset by non-cash charges of $1.2 million for share-based compensation, depreciation, and reduction in the carrying amount of right of use assets, and a net change of $1.0 million in our net operating assets and liabilities.

Investing activities

Our investing activities during the three months ended March 31, 2021 and 2020 have consisted principally of purchases of property and equipment.

Financing activities

Our financing activities during the three months ended March 31, 2021 consisted of $0.4 million from the exercise of stock options and $0.2 million in proceeds from our Employee Stock Purchase Plan.

Our financing activities during the three months ended March 31, 2020 consisted primarily of $0.2 million from the exercise of stock options.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of March 31, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future fiscal periods:

	Payments Due by Fiscal Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$889	$808	$81	$—	$—
Total	$889	$808	$81	$—	$—

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

Commitments

Our commitments primarily consist of obligations under our agreements with CSHL and the University of Southampton. As of March 31, 2021, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 5—Commitments and Contingencies of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K filed with the SEC on March 9, 2021.

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

Recently adopted and recently issued accounting pronouncements

See Note 2—Summary of significant accounting policies and recent accounting pronouncements of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities. We held cash, cash equivalents and restricted cash of $267.7 million as of March 31, 2021 and $287.5 million as of December 31, 2020. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. A hypothetical 100 basis point change in interest rates would affect the fair market value of our cash equivalents by approximately $2.7 million.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II – OTHER INFORMATION

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

The success of STK-001 and our future product candidates depends on multiple factors, including:

•	effective INDs and CTAs that allow commencement of our planned clinical trials or future clinical trials for our product candidates in relevant territories;
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
•

successful completion of preclinical studies, including those compliant with GLP, or GLP toxicology studies, biodistribution studies and minimum effective dose studies in animals, and successful enrollment and completion of clinical trials compliant with current GCPs;

•	positive results from our clinical programs that are supportive of safety and efficacy and provide an acceptable risk-benefit profile for our product candidates in the intended patient populations;
•	receipt of regulatory approvals from applicable regulatory authorities;

•	establishment of arrangements with third-party CMOs for key materials used in our manufacturing processes and to establish backup sources for clinical and large-scale commercial supply;
•	establishment and maintenance of patent and trade secret protection and regulatory exclusivity for our product candidates;
•	commercial launch of our product candidates, if and when approved, whether alone or in collaboration with others;
•	acceptance of our product candidates, if and when approved, by patients, patient advocacy groups, third-party payors and the general medical community;
•	our effective competition against other therapies available in the market;
•	establishment and maintenance of adequate reimbursement from third-party payors for our product candidates;
•	our ability to acquire or in-license additional product candidates;
•	prosecution, maintenance, enforcement and defense of intellectual property rights and claims; and
•	maintenance of a continued acceptable safety profile of our product candidates following approval.

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

Genetically defined diseases generally, and especially those for which our lead product candidate is targeted, have low incidence and prevalence. We estimate that the worldwide incidence of Dravet syndrome is approximately one in 16,000 births, and the incidence of ADOA is approximately one in 30,000 births. This could pose obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients into our trials or limit a product candidate’s commercial potential. Patient enrollment may be affected by other factors including:

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court; the Trump Administration issued various Executive Orders that eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. Although the current U.S. presidential administration has sought to strengthen the ACA, it remains unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

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

We have incurred net losses in each year since our inception. We incurred net losses of $16.8 million and $11.0 million, for the quarter ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and 2020, we had accumulated deficits of $127.1 million and $69.1 million, respectively. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for STK-001, the product candidate we select to treat ADOA and other future product candidates, if any, and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our cash, cash equivalents and restricted cash of $267.7 million as of March 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements into 2024. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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

We own an issued U.S. patent covering STK-001 and related compositions, an issued U.S. patent covering the mechanism of action of STK-001 and use of STK-001 for treating diseases, and our U.S. patent application covering the mechanism of action of STK-001 and use of STK-001 for treating diseases is currently pending. We have also in-licensed two issued U.S. patents that covers the mechanism of action of STK-001, use of the mechanism for treating diseases, and related compositions. We have obtained at least two issued foreign patents covering STK-001 and related compositions and are currently pursuing patent protection for STK-001, related compositions, and its uses in several economically significant countries. With respect to our ADOA program (modulating OPA1 gene output), we have applied for and are currently pursuing patent protection for the mechanism of action and methods of treatment in several economically significant countries. We have also applied for a U.S. patent application that specifically discloses compositions related to our ADOA program and uses of those compositions. Furthermore, our in-licensed issued U.S. patents (mentioned above) cover the mechanism of action of modulating OPA1 gene output. We cannot be certain that any of these patent applications will issue as patents, and if they do, that such patents will cover or adequately protect STK-001 and other programs or that such patents will not be challenged, narrowed, circumvented, invalidated or held unenforceable.

In addition to claims directed toward the technology underlying our TANGO platform, our owned and in-licensed patents and patent applications contain claims directed to compositions of matter on the active pharmaceutical ingredients (“APIs“) in our product candidates, as well as methods-of-use directed to the use of an API for a specified treatment. Composition-of-matter patents on the active pharmaceutical ingredient in prescription drug products provide protection without regard to any particular method of use of the API used. Method-of-use patents do not prevent a competitor or other third party from developing or marketing an identical product for an indication that is outside the scope of the patented method. Moreover, with respect to method-of-use patents, even if competitors or other third parties do not actively promote their product for our targeted indications or uses for which we may obtain patents, providers may recommend that patients use these products off-label, or patients may do so themselves. Although off-label use may infringe or contribute to the infringement of method-of-use patents, the practice is common and this type of infringement is difficult to prevent or prosecute.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. For example, while our patent applications are pending, we may be subject to a third party preissuance submission of prior art to the United States Patent and Trademark Office (the “USPTO“) or become involved in interference or derivation proceedings, or equivalent proceedings in foreign jurisdictions. Even if patents do successfully issue, third parties may challenge their inventorship, validity, enforceability or scope, including through opposition, revocation, reexamination, post-grant and inter partes review proceedings. An adverse determination in any such submission, proceeding or litigation may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. Moreover, some of our owned and in-licensed patents and patent applications may be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in development, testing, and regulatory review of new product candidates, the period of time during which we could market our product candidates under patent protection would be reduced.

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

Likewise, our currently owned and in-licensed patents and patent applications, if issued as patents, directed to our proprietary technologies and our product candidates are expected to expire from 2035 through 2042, without taking into account any possible patent term adjustments or extensions. Our earliest in-licensed patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Additionally, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of the pending patent applications we own or in-license currently or in the future. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, financial condition, results of operations and prospects.

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

Past or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. For example, in March 2013, under the Leahy-Smith America Invents Act (the “America Invents Act”) the United States moved from a “first to invent” to a “first-to-file” patent system. Under a

“first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear as the USPTO continues to promulgate new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on the specific patents discussed in this filing have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our preclinical studies, and are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. In May 2018, a new privacy regime, the General Data Protection Regulation, the GDPR, took effect in the European Economic Area (the “EEA”). The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European persons. Among other things, the GDPR imposes new requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities, changes the lawful bases on which personal data can be processed, expands the definition of personal data and requires changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.

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

Our executive officers, directors and affiliates control a significant portion of our outstanding voting stock. As a result, these stockholders, if acting together, will likely continue to have effective control over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

In addition, as of November 20, 2020, an entity affiliated with Apple Tree Partners beneficially owns 47.5% of the voting power of all outstanding shares of our common stock.  This entity previously controlled a majority of the voting power of our common stock and, accordingly, we previously qualified as a “controlled company” within the meaning of the Nasdaq listing rules.  As such, we were permitted to rely upon certain scaled governance requirements, although we elected not to do so.

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

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion or (b) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period and (iii) December 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On November 24, 2020, we completed an underwritten public offering (the “Follow-On Offering”), of our common stock and issued and sold 2,875,000 shares of common stock at a public offering price of $39.00 per share, which included 375,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock resulting in net proceeds of $104.9 million after deducting underwriting discounts and commissions and estimated offering expenses.   J.P. Morgan Securities LLC, Cowen and Company, LLC and Credit Suisse Securities (USA) LLC acted as joint book-running managers of the offering and as representatives of the underwriters. None of the expenses associated with the Follow-On Offering were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

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

STOKE THERAPEUTICS, INC.

Date: May 10, 2021	By:	/s/ Edward M. Kaye, M.D.
Edward M. Kaye, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2021	By:	/s/ Stephen J. Tulipano
Stephen J. Tulipano
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)