Form 10-Q/A
period 2021-03-31
Stoke Therapeutics, Inc.
filed 2021-05-14
CIK 1623526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2021 (the “10-Q”). This Amendment is being filed solely to refile the certifications of our principal executive officer and principal financial officer as exhibits to this Amendment as required pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934 and pursuant to 18 U.S.C. Section 1350.

No attempt has been made in this Amendment to otherwise modify or update the other disclosures presented in the 10-Q. This Amendment does not reflect events occurring after the filing of the 10-Q (i.e., those events occurring after May 10, 2021) or modify of update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the 10-Q and our other filings with the SEC.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-38938	May 10, 2021	32.1

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q	001-38938	May 10, 2021	32.2

101.INS	XBRL Instance Document.	10-Q	001-38938	May 10, 2021

101.SCH	XBRL Taxonomy Extension Schema Document.	10-Q	001-38938	May 10, 2021

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	10-Q	001-38938	May 10, 2021

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	10-Q	001-38938	May 10, 2021

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	10-Q	001-38938	May 10, 2021

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	10-Q	001-38938	May 10, 2021

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

STOKE THERAPEUTICS, INC.

Date: May 14, 2021	By:	/s/ Edward M. Kaye, M.D.
Edward M. Kaye, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Stephen J. Tulipano
Stephen J. Tulipano
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

4