Form 10-Q
period 2021-06-30
Stoke Therapeutics, Inc.
filed 2021-08-10
CIK 1623526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021 the registrant had 36,749,090 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Stoke Therapeutics, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$169,070	$287,308
Marketable Securities	82,156	—
Prepaid expenses and other current assets	8,612	6,435
Restricted cash - short-term	147	—
Deferred financing costs	117	181
Interest receivable	131	6
Total current assets	$260,233	$293,930
Restricted cash	75	205
Operating lease right-of-use assets	1,258	1,115
Property and equipment, net	2,884	2,675
Total assets	$264,450	$297,925
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$963	$1,495
Accrued and other current liabilities	7,234	9,930
Total current liabilities	$8,197	$11,425
Long term liabilities	1,184	422
Total liabilities	$9,381	$11,847
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized, 36,722,669 and 36,577,149 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	404,145	396,352
Accumulated other comprehensive loss	(42)	—
Accumulated deficit	(149,038)	(110,278)
Total stockholders’ equity	$255,069	$286,078
Total liabilities and stockholders’ equity	$264,450	$297,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	14,095	7,968	24,008	15,183
General and administrative	7,934	5,044	14,848	9,563
Total operating expenses	22,029	13,012	38,856	24,746
Loss from operations	(22,029)	(13,012)	(38,856)	(24,746)
Other income:
Interest income (expense), net	34	39	40	704
Other income (expense), net	28	14	56	44
Total other income	62	53	96	748
Net loss	$(21,967)	$(12,959)	$(38,760)	$(23,998)
Net loss per share, basic and diluted	$(0.60)	$(0.39)	$(1.06)	$(0.73)
Weighted-average common shares outstanding, basic and diluted	36,708,188	33,054,656	36,675,876	32,976,026
Comprehensive loss:
Net loss	$(21,967)	$(12,959)	$(38,760)	$(23,998)
Other comprehensive loss:
Unrealized loss on marketable securities	(42)	—	(42)	—
Total other comprehensive loss	$(42)	$—	$(42)	$—
Comprehensive loss	$(21,925)	$(12,959)	$(38,718)	$(23,998)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Stockholders’ equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2019	32,861,842	$3	$282,460	$—	$(58,035)	$224,428
Net Loss	—	—	-	—	(11,039)	(11,039)
Stock-based compensation	—	—	754	—	—	754
Issuance of common stock upon exercise of stock options	105,508	—	199	—	—	199
Balance as of March 31, 2020	32,967,350	$3	$283,413	$-	$(69,074)	$214,342
Net loss	—	—	-	—	(12,959)	(12,959)
Stock-based compensation	—	—	1,649	—	—	1,649
Issuance of common stock upon exercise of stock options	245,194	—	368	—	—	368
Balance as of June 30, 2020	33,212,544	$3	$285,430	$—	$(82,033)	$203,400

Balance as of December 31, 2020	36,577,149	$4	$396,352	$—	$(110,278)	$286,078
Net loss	—	—	-	—	(16,793)	(16,793)
Stock-based compensation	—	—	2,698	—	—	2,698
Issuance of common stock upon exercise of stock options	111,858	—	371	—	—	371
Issuance of common stock upon follow-on offering, net of underwriting discounts and offering costs	—	—	(64)	—	—	(64)
Issuance of common stock related to employee stock purchase plan	8,801	—	175	—	—	175
Balance as of March 31, 2021	36,697,808	$4	$399,532	$—	$(127,071)	$272,465
Net loss	—	—	—		(21,967)	(21,967)
Unrealized loss on marketable securities	—	—	—	(42)	—	(42)
Stock-based compensation	—	—	4,452	—	—	4,452
Issuance of common stock upon exercise of stock options	24,861	—	161	—	—	161
Balance as of June 30, 2021	36,722,669	$4	$404,145	$(42)	$(149,038)	$255,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of cash flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(38,760)	$(23,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	485	417
Amortization and accretion of marketable securities	37	-
Stock-based compensation	7,150	2,403
Loss on disposal of property and equipment	29	3
Reduction in the carrying amount of right of use assets	548	510
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2,301)	25
Accounts payable and accrued liabilities	(3,155)	223
Net cash used in operating activities	$(35,967)	$(20,417)
Cash flows from investing activities:
Purchases of marketable securities	(82,235)	-
Purchases of property and equipment	(724)	(691)
Net cash used in investing activities	$(82,959)	$(691)
Cash flows from financing activities:
Proceeds from Employee Stock Purchase Plan	175	—
Proceeds from issuance of common stock upon exercise of stock options	532	567
Payments of follow-on offering costs	(2)	—
Net cash provided by financing activities	$705	$567
Net decrease in cash, cash equivalents and restricted cash	$(118,221)	$(20,541)
Cash, cash equivalents and restricted cash—beginning of period	$287,513	$222,676
Cash, cash equivalents and restricted cash—end of period	$169,292	$202,135

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Property and equipment included in accrued expense and accounts payable	$—	$40
Right-of-use asset recognized upon entering into amended lease	$690	$—
Right-of-use assets recognized in exchange for operating leases upon adoption of Topic 842	$—	$2,153
Deferred offering costs not yet paid	$—	$77

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

Shelf Registration

In July 2020, the Company filed a universal shelf registration statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”). The Registration Statement was declared effective by the SEC in July 2020, and covers the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $400,000,000 of our common stock, preferred stock, debt securities, warrants to purchase the Company’s common stock, preferred stock or debt securities, subscription rights to purchase the Company’s common stock, preferred stock or debt securities and/or units consisting of some or all of these securities. In July 2020, the Company entered into an “at-the-market” program and sales agreement with Cantor Fitzgerald & Co. (“Cantor”) and Stifel, Nicolaus & Company, Incorporated, (“Stifel”), under which the Company may, from time to time, offer and sell common stock having an aggregate offering value of up to $150.0 million, referred to as our “at-the-market” offering with Cantor and Stifel. As of June 30, 2021, no such shares of the Company’s common stock had been offered or sold pursuant to this “at-the-market” program with Cantor and Stifel. The Company may terminate this at-the-market program at any time, pursuant to its terms.

Follow-on public offering

In November 2020, the Company completed an underwritten public offering and issued and sold 2,875,000 shares of common stock at a public offering price of $39.00 per share, which included 375,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock, resulting in net proceeds of $104.9 million after deducting underwriting discounts and commissions and offering expenses.

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

Liquidity

The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of the issuance date of these unaudited condensed consolidated financial statements the Company expects that its cash, cash equivalents, marketable securities and restricted cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these unaudited condensed consolidated financial statements.

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

Unaudited interim financial information

The accompanying interim unaudited condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and related footnotes as of and for the year ended December 31, 2020, which was filed with the SEC on March 9, 2021. The Company’s financial information as of June 30, 2021, and for the six months ended June 30, 2021 and 2020 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet information as of December 31, 2020 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of six months or less at the date of purchase to be cash equivalents. The Company deposits its cash in checking, sweep and money market accounts.

At June 30, 2021, restricted cash consisted of money market accounts collateralizing letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities.

Cash and cash equivalents, and restricted cash in the condensed consolidated statements of cash flows consists of the following (in thousands):

	As of June 30,
	2021	2020
Cash and cash equivalents	$169,070	$201,930
Restricted cash - short-term	$147	$—
Restricted cash - long-term	$75	$205
Total cash, cash equivalents and restricted cash	$169,292	$202,135

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

3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair value measurements as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$169,070	$—	$—	$169,070
Total	$169,070	$—	$—	$169,070

Marketable Securities:
Corporate bonds	$—	$17,729	$—	$17,729
Commercial paper	$—	$39,448	$—	$39,448
US Government debt securities	$—	$24,979	$—	$24,979
Total	$—	$82,156	$—	$82,156

Fair value measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$287,308	$—	$—	$287,308
Total	$287,308	$—	$—	$287,308

Marketable Securities:
Corporate bonds	$—	$—	$—	$—
Commercial paper	$—	$—	$—	$—
US Government debt securities	$—	$—	$—	$—
Total	$—	$—	$—	$—

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above and in Note 2. The carrying value of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.

The Company measures its marketable securities at fair value on a recurring basis and classifies those instruments within Level 2 of the fair value hierarchy. Marketable securities are valued using models or other valuation methodologies that use Level 2 inputs. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, default rates, current market and contractual prices for the underlying financial instruments, as well as other economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

There were transfers among the Level 1 to Level 2 category in the June 30, 2021 period presented. There were no transfers to Level 3 in the periods presented.

4. Marketable Securities

The following table summarizes the Company’s marketable securities as of June 30, 2021 (in thousands):

	June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$17,749	$—	$(20)	$17,729
Commercial paper	$39,448	$—	$—	$39,448
US Government debt securities	$25,001	$—	$(22)	$24,979
Total	$82,198	$—	$(42)	$82,156

There were no marketable securities as of December 31, 2020.

5. Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued employee compensation costs	$2,348	$4,123
Accrued professional	505	593
Accrued research and development costs	3,188	3,689
Current portion of operating lease liabilities	592	—
Accrued other	15	82
Other current liabilities	586	1,443
	$7,234	$9,930

6. Commitments and contingencies

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

In June 2021, the Company amended the agreement to extend the Initial Term of the 2,485 square foot lease for a period of three years commencing May 1, 2022 and ending April 30, 2025. In addition, the amendment provided for the lease of an additional 2,357 square feet of rentable space beginning on July 6, 2021 and ending on April 30, 2025. The amended lease provides the Company with the option to extend the term of the lease for an additional two years.  The Company recognized a right-of-use asset and operating lease liabilities of $0.7 million for the extension of the lease to April 30, 2025. As the Company did not have access to the additional 2,357 square feet of space, a right of use asset and liability was not recognized as of June 30, 2021.

Future minimum lease payments under non-cancellable leases as of June 30, 2021 are as follows (in thousands):

2021	625
2022	483
2023	497
2024	512
2025	172
Total lease payments	2,289
Less imputed interest	(174)
Present value of lease liabilities	$2,115

Future minimum lease payments under non-cancellable leases as of December 31, 2020 are as follows (in thousands):

2021	1,102
2022	81
Total lease payments	1,183
Less imputed interest	(37)
Present value of lease liabilities	$1,146

Lease balances as of June 30, 2021 are as follows (in thousands):

Operating right-of-use assets	$1,258
Current Portion of operating lease liabilities	$592
Non-current portion of operating lease liabilities	683
Total operating lease liabilities	$1,275

The weighted average remaining lease term and weighted average discount rate of our operating leases as of June 30, 2021 are as follows:

Weighted average remaining lease term in years	2.8
Weighted average discount rate	5.74%

Scientific Advisory Board Agreement

In June 2020, the Company entered into a scientific advisory board agreement with a member of the Company’s board of directors, who is also an employee of Cold Spring Harbor Laboratory (“CSHL”), to provide scientific advisory services related to the Company’s Targeted Augmentation of Nuclear Gene Output (“TANGO”) antisense oligonucleotide (“ASO”) technology and other ASO technologies, as well as current and future therapeutic targets and programs. The Company recognized expense of $0.01 million in the three-month period ended June 30, 2021, and $0.02 million for the six-month period ended June 30, 2021, compared to $0.01 million for the three and six-month periods ended June 30, 2020 for such scientific advisory services. The initial term of this agreement was for 12 months.  This agreement was renewed in June 2021.

License and research agreements

In July 2015, the Company entered into a worldwide license agreement (the “CSHL Agreement”), with CSHL, with respect to TANGO patents. Under the CSHL Agreement, the Company receives an exclusive (except with respect to certain government rights and non-exclusive licenses), worldwide license under certain patents and applications relating to TANGO. As part of the CSHL Agreement, the Company granted CSHL 164,927 shares of common stock valued based on an independent appraisal at approximately $0.07 million. The CSHL Agreement obligates the Company to make additional payments that are contingent upon certain milestones being achieved. The Company is also required to pay royalties, tiered based on the scope of patent coverage for each licensed product, ranging from a low-single digit percentage to a mid-single digit percentage on annual net sales. These royalty obligations apply on a licensed product-by-licensed product and country-by-country basis until the latest of (i) the expiration of the last valid claim of a CSHL patent covering the applicable licensed product or (ii) the expiration of any regulatory exclusivity for the applicable licensed product. In addition, if the Company sublicenses the rights under the CSHL Agreement, the Company is required to pay a maximum of twenty percent of the sublicense revenue to CSHL, which may be reduced to a mid-teens or a mid-single digit percentage upon achievement of certain clinical milestones for the applicable licensed product. Finally, the Company is required to pay an annual license maintenance fee of $0.01 million, which amount is creditable against any owed royalty or milestone payments. The maximum aggregate potential milestone payments payable total approximately $0.9 million. Additionally, certain licenses under the CSHL Agreement require the Company to reimburse CSHL for certain past and ongoing patent related expenses, however, there were no expenses related to these reimbursable patent costs during the six months ended June 30, 2021 and 2020.

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton, (the “Southampton Agreement”), whereby the Company acquired rights to foundational technologies related to the Company’s TANGO technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. As part of the Southampton Agreement, the Company paid 0.06 million pounds sterling (approximately $0.08 million as of the date thereof) as an up-front license fee. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. The maximum aggregate potential milestone payments payable by the Company totaled approximately 0.4 million pounds sterling (approximately $0.6 million as of June 30, 2021). As of June 30, 2021, and December 31, 2020, the Company had recorded no liabilities under the Southampton Agreement. Additionally, certain licenses under the Southampton Agreement require the Company to reimburse the University of Southampton for certain past and ongoing patent related expenses. For the three months ended June 30, 2021 these expenses were $0.05 million compared to $0.01 million for three months ended June 30, 2020 and for the six months ended June 30, 2021 these expenses were $0.06 million compared to $0.02 million for the six months ended June 30, 2020.

7. Equity incentive plans

In June 2019, the Company’s board of directors and stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) which became effective on June 17, 2019, and replaced the Company’s 2014 Equity Incentive Plan (the “2014 Plan”). In addition to the shares of common stock reserved for future issuance under the 2014 Plan that were added to the 2019 Plan upon its effective date, the Company initially reserved 2,200,000 shares of common stock for issuance under the 2019 Plan. The number of shares reserved for issuance under the Company’s 2019 Plan will increase automatically on January 1 of each of 2020 through 2029 by the number of shares equal to 4% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a lesser number as may be determined by the Company’s board of directors.

As of June 30, 2021, there were no shares available for future issuance under the 2014 Plan and 2,447,012 shares were available under the 2019 Plan.

During the six-months ended June 30, 2021, the Company granted options to purchase 1,188,047 shares of common stock to certain of its employees. The options vest over four years and are exercisable at a per share price equal to the fair value of the common stock on the grant date.

Stock-based compensation

As of June 30, 2021, there was $52.9 million of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the 2014 and 2019 Plans. The compensation is expected to be recognized over a weighted average period of 3.24 years as of June 30, 2021.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$1,728	$534	$2,762	$738
General and administrative	2,724	1,115	4,388	1,665
	$4,452	$1,649	$7,150	$2,403

2019 Employee stock purchase plan

In June 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 18, 2019. The Company initially reserved 315,000 shares of common stock for sale under the ESPP. At June 30, 2021, the Company had 654,579 shares available for issuance under the plan. The average grant date fair value per share under the plan was $58.07 for 2021. The total ESPP stock-based compensation expense for the three and six months ended June 30, 2021 was $0.08 million and $0.16 million, respectively, and for the three and six months ended June 30, 2020 was $0.2 million. The number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years following the first offering date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or a lower amount determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP will not exceed 3,150,000 shares of the Company’s common stock.

8. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(21,967)	$(12,959)	$(38,760)	$(23,998)
Denominator:
Weighted-average number of common shares, basic and diluted	36,708,188	33,054,656	36,675,876	32,976,026
Net loss per share, basic and diluted	$(0.60)	$(0.39)	$(1.06)	$(0.73)

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

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share indicated because including them would have had an anti-dilutive effect:

	June 30,
	2021	2020
Outstanding options to purchase common stock	5,514,338	4,857,247

9. Income taxes

The Company did not record an income tax benefit in its condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company had net deferred tax assets and liabilities of $37.2 million at December 31, 2020. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of June 30, 2021 and December 31, 2020, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

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

The Company did not record any amounts for unrecognized tax benefits as of June 30, 2021 or December 31, 2020.

10. Subsequent events

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

We were incorporated in June 2014. In July 2015 and April 2016, we entered into worldwide license agreements with Cold Spring Harbor Laboratory (“CSHL”) and the University of Southampton, respectively, with respect to certain licensed patents and applications relating to TANGO. TANGO exploits non-productive splicing events to effect targeted enhancement of protein expression. Since our inception through June 21, 2019, our operations have been financed primarily from the sale of convertible notes payable and our convertible preferred stock.

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

In July 2020, we filed a universal shelf registration statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”). The Registration Statement was declared effective by the SEC in July 2020, and covers the offering, issuance and sale by us of up to a maximum aggregate offering price of $400,000,000 of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities. In July 2020, we entered into an “at-the-market” program and sales agreement with Cantor Fitzgerald & Co. (“Cantor”) and Stifel, Nicolaus & Company, Incorporated (“Stifel”), under which we may, from time to time, offer and sell common stock having an aggregate offering value of up to $150.0 million, referred to as our “at-the-market” offering with Cantor and Stifel. As of June 30, 2021, no such shares of our common stock had been offered or sold pursuant to this “at-the-market” program with Cantor and Stifel. We may terminate this at-the-market program at any time, pursuant to its terms.

In November 2020, we completed an underwritten public offering and issued and sold 2,875,000 shares of common stock at a public offering price of $39.00 per share (the “Follow-On Offering”), which included 375,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock resulting in net proceeds of $104.9 million after deducting underwriting discounts and commissions and estimated offering expenses.

As of June 30, 2021 and December 31, 2020 we had $251.4 million and $287.5 million, respectively, in cash, cash equivalents, marketable securities and restricted cash.

Since inception, we have had operating losses, the majority of which are attributable to research and development activities. Our net losses were $22.0 million and $13.0 million for the three months ended June 30, 2021 and 2020, respectively and $38.8 million and $24.0 million for the six months ended June 30, 2021 and 2020, respectively.   As of June 30, 2021, we had an accumulated deficit of $149.0 million and as of December 31, 2020 we had an accumulated deficit of $110.3 million.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents, marketable securities and restricted cash as of June 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements into 2024. To date, we have not had any products approved for sale and have not generated any product sales. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

Business Update Regarding COVID-19

The current COVID-19 pandemic continues to present a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, liquidity and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including the timing and effectiveness of global efforts to roll out vaccines, new information that may emerge concerning COVID-19 and COVID-19 variants, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

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

Our ability to continue our clinical trials and our observational study may be adversely affected, directly or indirectly, by the COVID-19 pandemic. Currently we are monitoring patient enrollment and participation in our clinical trials and our observational study, including the duration and degree to which we may see declines in enrollment, delays in conducting in-person follow-ups, and disruptions in our ability to monitor patients due to hospitals closing sites or diverting the resources that are necessary to conduct our clinical trials and our observational study. While we continue to enroll and dose patients in our clinical trials at sites across the United States and plan to begin enrolling and dosing patients at sites across the United Kingdom in the second half of 2021, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trial activities due to hospitals closing sites and/or diverting the resources that are necessary to conduct clinical trials. We are pursuing approaches to help mitigate the impact to our clinical trials. Currently we have not experienced any delays in our clinical trials.

The COVID-19 pandemic has caused us to modify our business practices (including but not limited to curtailing or modifying employee travel, moving to partial remote work, and cancelling some physical participation in meetings, events and conferences). We continue to monitor our operations and applicable governmental recommendations, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, patients and business partners.

Our office-based employees have been primarily working from home since early March 2020, while ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our laboratories.

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in this quarterly report.

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

Autosomal Dominant Optic Atrophy Program

In November 2020, we announced the nomination of OPA1 as our next target for preclinical development to treat Autosomal Dominant Optic Atrophy (“ADOA”). ADOA is the most common inherited optic nerve disorder seen in clinical practice and causes progressive and irreversible vision loss in both eyes starting in the first decade of life. Many children progress to blindness. The disease affects one in 30,000 people globally with a higher incidence of approximately one in 10,000 in Denmark due to a founder effect. 65%-90% of cases are caused by mutations in one allele of the OPA1 gene, most of which lead to a haploinsufficiency resulting in 50% of OPA1 protein expression and disease manifestation. More than 400 different OPA1 mutations have been reported in people diagnosed with ADOA. Most mutations result in a severe decrease – up to 50% – of the normal amount of the OPA1 protein. There is no strong genotype-phenotype correlation.

OPA1 is a dynamin-related GTPase that plays a key role in maintaining mitochondria structure and dynamics. The OPA1 protein is imported into the mitochondria and is a crucial molecule that mediates inner mitochondria membrane fusion and cristae morphogenesis and is critical for oxidative phosphorylation and ATP synthesis. Insufficient OPA1 activity causes mitochondria dysfunction with consequent insufficient ATP production, excess reactive oxygen species production and eventual cell death. High energy demanding cells such as neurons and cardiomyocytes are particularly susceptible to mitochondria dysfunction, and retinal ganglion cells (“RGCs”) are a neuronal cell type most susceptible to loss of OPA1 protein as evidenced by RGC death in ADOA caused by OPA1 haploinsufficiency.

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

There are currently no available treatments for dominant optic atrophy. Because ADOA causes deterioration of the optic nerves, corrective aids such as glasses or contacts do not help to improve vision lost to the disease. Supportive services and low-vision aids are offered for patients with severely decreased visual acuity.  Our ASOs are designed to target the underlying cause of ADOA, which is OPA1 haploinsufficiency, by decreasing a non-productive mRNA splicing event in the OPA1 gene to increase productive OPA1 mRNA and OPA1 protein in the retinal ganglion cells. In May 2021, we presented new preclinical efficacy data for TANGO ASO at The Association for Research in Vision and Ophthalmology (ARVO) Annual meeting and The American Society of Gene and Cell Therapy (ASGCT) Annual Meeting demonstrating, for the first time, that in human cells derived from ADOA patients with different OPA1 mutations TANGO ASO can increase OPA1 protein level and improve mitochondrial function.   Lead optimization is on track to identify a clinical candidate for the treatment of ADOA by the end of 2021.

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

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

OPA1	$980	$—	$1,058	$—
STK-001	4,885	3,087	8,009	5,595
Non-program specific and unallocated research and development expenses	8,230	4,881	14,941	9,588
Total research and development expenses	$14,095	$7,968	$24,008	$15,183

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

Other income (expense)

Our other income (expense), includes (i) interest income earned on cash reserves in our operating money market fund investment accounts and on our marketable securities investments and (ii) other items of income (expense), net.

Results of operations for the three months ended June 30, 2021 and 2020

The following table sets forth our results of operations:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Condensed consolidated statements of operations:
Revenue	$—	$—
Operating expenses:
Research and development	14,095	7,968
General and administrative	7,934	5,044
Total operating expenses	$22,029	$13,012
Loss from operations	$(22,029)	$(13,012)
Other income:
Interest income (expense), net	34	39
Other income (expense), net	28	14
Total other income	$62	$53
Net loss	$(21,967)	$(12,959)

Research and development expenses

Research and development expenses were $14.1 million for the three months ended June 30, 2021 as compared to $8.0 million for the three months ended June 30, 2020, an increase of $6.1 million. The table below summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,
	2021	2020
OPA1	$980	$—
STK-001	4,885	3,087
Personnel-related expenses	4,053	2,595
Third-party services	425	351
Scientific consulting	129	265
Facilities and other research and development expenses	3,623	1,670
Total research and development expenses	$14,095	$7,968

The increase in research and development expenses were primarily attributable to an increase of $1.5 million in personnel costs resulting from an increase in headcount, an increase of $2.0 million in facilities, stock compensation expense and other costs, an increase of $1.8 million in expenses related to our STK-001 program and $1.0 million related to our OPA1 program, which comprised of third-party services and scientific consulting fees, partially offset by a decrease of $0.2 million in non-project specific consulting and third-party services, materials and other costs. The increases in expense reflect the accelerating pace of research and development activities and the increases in personnel, facilities and, third party services to support those activities.

General and administrative expenses

General and administrative expenses were $7.9 million for the three months ended June 30, 2021 as compared to $5.0 million for the three months ended June 30, 2020, an increase of $2.9 million.

The increase in general and administrative expenses were primarily attributable to an increase of $0.8 million in personnel costs resulting from an increase in headcount, and an increase of $2.1 million in third-party services to support our in-house personnel in various aspects of developing and supporting the business including human resources, information technology, audit, tax, public relations, communications and other general and administrative activities and expenses including stock compensation expense.

Other income

The change in our other income for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily reflects a decrease in cash balances and in market interest rates.

Results of operations for the six months ended June 30, 2021 and 2020

The following table sets forth our results of operations:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Condensed consolidated statements of operations:
Revenue	$—	$—
Operating expenses:
Research and development	24,008	15,183
General and administrative	14,848	9,563
Total operating expenses	$38,856	$24,746
Loss from operations	$(38,856)	$(24,746)
Other income:
Interest income (expense), net	40	704
Other income (expense), net	56	44
Total other income	$96	$748
Net loss	$(38,760)	$(23,998)

Research and development expenses

Research and development expenses were $24.0 million for the six months ended June 30, 2021 as compared to $15.2 million for the six months ended June 30, 2020, an increase of $8.8 million. The table below summarizes our research and development expenses (in thousands):

	Six Months Ended June 30,
	2021	2020
OPA1	$1,058	$—
STK-001	8,009	5,595
Personnel-related expenses	7,654	4,989
Third-party services	868	752
Scientific consulting	228	616
Facilities and other research and development expenses	6,191	3,231
Total research and development expenses	$24,008	$15,183

The increase in research and development expenses were primarily attributable to an increase of $2.7 million in personnel costs resulting from an increase in headcount, an increase of $3.0 million in facilities, stock compensation expense and other costs, an increase of $2.4 million in expenses related to our STK-001 program and $1.1 million related to our OPA1 program, which comprised of third-party services and scientific consulting fees, partially offset by a decrease of $0.4 million in non-project specific consulting and third-party services, materials and other costs. The increases in expense reflect the accelerating pace of research and development activities and the increases in personnel, facilities and, third party services to support those activities.

General and administrative expenses

General and administrative expenses were $14.9 million for the six months ended June 30, 2021 as compared to $9.6 million for the six months ended June 30, 2020, an increase of $5.3 million.

The increase in general and administrative expenses were primarily attributable to an increase of $1.3 million in personnel costs resulting from an increase in headcount, and an increase of $4.0 million in third-party services to support our in-house personnel in various aspects of developing and supporting the business including human resources, information technology, audit, tax, public relations, communications and other general and administrative activities and expenses including stock compensation expense.

Other income

The change in our other income for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily reflects a decrease in cash balances and in market interest rates.

Liquidity and capital resources

Since our inception through June 30, 2021, our operations have been primarily financed by net proceeds of $385.3 million from the sale of convertible notes payable and our convertible preferred stock as well as our IPO and Follow-On Offering.

As of June 30, 2021, we had $251.4 million in cash, cash equivalents, marketable securities and restricted cash. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception in June 2014 and, as of June 30, 2021, we had an accumulated deficit of $149.0 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Based upon our current operating plan, we believe that our existing cash, cash equivalents, marketable securities and restricted cash as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Cash flows

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(35,967)	$(20,417)
Investing activities	(82,959)	(691)
Financing activities	705	567
Net decrease in cash, cash equivalents and restricted cash	$(118,221)	$(20,541)

Operating activities

During the six months ended June 30, 2021, cash used in operating activities was $36.0 million and was primarily attributable to a net loss of $38.8 million, partially offset by non-cash charges of $8.2 million for share-based compensation, depreciation, and reduction in the carrying amount of right of use assets, and a net change of $5.4 million in our net operating assets and liabilities.

During the six months ended June 30, 2020, cash used in operating activities was $20.4 million and was primarily attributable to a net loss of $24.0 million, partially offset by non-cash charges of $3.3 million for share-based compensation, depreciation, and reduction in the carrying amount of right of use assets, and a net change of $0.3 million in our net operating assets and liabilities.

Investing activities

Our investing activities during the six months ended June 30, 2021 consisted of purchases of marketable securities and purchases of property and equipment.

Our investing activities during the six months ended June 30, 2020 have consisted principally of purchases of property and equipment.

Financing activities

Our financing activities during the six months ended June 30, 2021 consisted of $0.5 million from the exercise of stock options and $0.2 million in proceeds from our Employee Stock Purchase Plan.

Our financing activities during the six months ended June 30, 2020 consisted primarily of $0.6 million from the exercise of stock options.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of June 30, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future fiscal periods:

	Payments Due by Fiscal Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$2,289	$625	$1,492	$172	$—
Total	$2,289	$625	$1,492	$172	$—

In August 2018, we entered into an agreement to lease approximately 23,000 square feet of space for a term of three years. Lease terms are triple net lease commencing at $0.9 million per year, then with 3% annual base rent increases plus operating expenses, real estate taxes, utilities and janitorial fees. The lease commencement date was December 10, 2018.

In December 2018, we entered into an agreement to lease 2,485 square feet of space for a term of three years. The lease includes one renewal option for an additional two years. Lease terms commence at $0.2 million per year, with 2.5% annual base rent increases plus operating expenses, real estate taxes, utilities, and janitorial fees. The lease commencement date was May 1, 2019.

In June 2021, we amended the agreement to extend the initial term of the 2,485 square foot lease for a period of three years ending April 30, 2025. In addition, the amendment provided for the lease of an additional 2,357 square feet of rentable space beginning on July 6, 2021 and ending on April 30, 2025. The amended lease provides us with the option to extend the term of the lease for an additional two years with a base annual rent increase of 2.9%.

Commitments

Our commitments primarily consist of obligations under our agreements with CSHL and the University of Southampton. As of June 30, 2021, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 5—Commitments and Contingencies of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risks in the ordinary course, primarily including interest sensitivities. As of June 30, 2021, we had cash, cash equivalents, marketable securities, and restricted cash of $251.4 million and $287.5 million as of December 31, 2020. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. A hypothetical 100 basis point change in interest rates would affect the fair market value of our cash equivalents and marketable securities by approximately $2.5 million.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

•

If clinical trials of STK-001 or our future product candidates, including the product candidate we select to treat ADOA, fail to demonstrate safety and efficacy to the satisfaction of FDA or foreign regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately may be unable to complete, the development and commercialization of such product candidate.

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

•

We expect that we will need to raise additional funding before we can expect to become profitable from any potential future sales of STK-001 or our future product candidates, including the product candidate we select to treat ADOA. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

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

Prior to commercialization, STK-001 and our other future product candidates, including any product candidate selected to treat ADOA, must be approved by the FDA pursuant to a new drug application (“NDA”) in the United States and pursuant to similar marketing applications by the EMA and similar regulatory authorities outside the United States. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market STK-001 or any of our other future product candidates, including any product candidate selected to treat ADOA, from regulatory authorities in any jurisdiction. We have no experience in submitting and supporting the applications necessary to gain marketing approvals, and, in the event regulatory authorities indicate that we may submit such applications, we may be unable to do so as quickly and efficiently as desired. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept or file any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate.

Approval of STK-001 and our other future product candidates, including any product candidate selected to treat ADOA, may be delayed or refused for many reasons, including:

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
•

potential delays in enrollment, site visits, evaluations, or dosing of patients participating in the clinical trial if hospitals divert staff and resources away from the conduct of clinical trials to focus on COVID-19 patients or limit key clinical trial activities, such as clinical trial site monitoring and in-person follow-ups, or patients decide to not enroll in the study as a result of the COVID-19 pandemic; and

•

government regulations that may be imposed in response to the COVID-19 pandemic may restrict the movement of our global supply chain, divert hospital resources that are necessary to administer STK-001 or our future product candidates.

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

The COVID-19 pandemic has disrupted business operations. The extent and severity of the impact on our business and clinical trial will be determined largely by the extent of disruptions in the supply chains for STK-001 and our future product candidates in ADOA and other indications, and delays in the conduct of current and future clinical trials. Our ability to continue our observational study may be adversely affected, directly or indirectly, by the COVID-19 pandemic. Currently we are monitoring patient participation in our observational study, including delays in conducting in-person follow-ups and disruptions in our ability to monitor patients due to hospitals closing sites or diverting the resources that are necessary to conduct our observational study to care for COVID-19 patients. For these reasons, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trial activities. In addition, the impact of the COVID-19 pandemic on the operations of the FDA and other health authorities may delay potential approvals of STK-001 and our future product candidates.

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

If clinical trials of STK-001 or the product candidate we select to treat ADOA or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of FDA or foreign regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately may be unable to complete, the development and commercialization of such product candidate.

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

To market and sell STK-001 and our future product candidates, including the product candidate we select to treat ADOA, in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Failure to obtain foreign regulatory approvals or non-compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. The United Kingdom’s pending exit from the European Union (the “EU”), which is referred to as “Brexit,” continues to create political and economic uncertainty, particularly in the United Kingdom and the EU. Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, the withdrawal of the United Kingdom from the EU could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the EU.

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

We may seek a Breakthrough Therapy Designation for STK-001 or one or more of our future product candidates, including the product candidate we select to treat ADOA. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the NDA.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021, and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is uncertain how any such challenges and the healthcare measures of the Biden administration will impact the ACA and our business.

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

We may be unsuccessful in obtaining Orphan Drug Designation or transfer of designations obtained by others for future product candidates. And, even if we obtain such designation, we may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity, for STK-001, or our future product candidates, including the product candidate we select to treat ADOA.

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

We face significant competition in an environment of rapid technological change and it is possible that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business, financial condition and our ability to successfully market or commercialize STK-001 and our future product candidates, including the product candidate we select to treat ADOA.

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

Numerous treatments for epilepsy exist, including 5-HT agonists, such as Zogenix’s Fintepla, cannabidiols, such as Jazz Pharmaceuticals, plc’s Epidiolex, GABA receptor agonists, such as clobazam, and glutamate blockers, such as topiramate. In addition, numerous compounds are in clinical development for treatment of epilepsy. We believe the clinical development pipeline includes cannabinoids, 5-HT release stimulants, cholesterol 24-hydroxylase inhibitors, and sodium channel agonists from a variety of companies. In addition to competition from these small molecule drugs, any products we may develop may also face competition from other types of therapies, such as gene therapy, gene editing, modified mRNA therapies or other ASO approaches.

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

The manufacture of drugs is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of STK-001 or our future product candidates, including the product candidate we select to treat ADOA, for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our product candidates for patients, if approved, could be delayed or stopped.

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell STK-001 and our future product candidates, including the product candidate we select to treat ADOA, we may be unable to generate any revenues.

We currently do not have an organization for the sales, marketing and distribution of STK-001 and our future product candidates, including the product candidate we select to treat ADOA, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. To market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. With respect to certain of our current programs as well as future programs, we may rely completely on an alliance partner for sales and marketing. In addition, although we intend to establish a sales organization if we are able to obtain approval to market any product candidates, we may enter into strategic alliances with third parties to develop and commercialize STK-001 and other future product candidates, including in markets outside of the United States or for other large markets that are beyond our resources. This will reduce the revenue generated from the sales of these products.

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

We have incurred net losses in each year since our inception. We incurred net losses of $22.0 million and $13.0 million, for the quarter ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and 2020, we had accumulated deficits of $149.0 million and $110.3 million, respectively. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We expect that we will need to raise additional funding before we can expect to become profitable from any potential future sales of STK-001 or our future product candidates, including the product candidate we select to treat ADOA. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We will require substantial future capital in order to complete planned and future preclinical and clinical development for STK-001 and any other future product candidates, including the product candidate we select to treat ADOA, and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our cash, cash equivalents, marketable securities, and restricted cash of $251.4 million as of June 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements into 2024. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

Additional capital might not be available when we need it, and our actual cash requirements might be greater than anticipated. If we require additional capital at a time when investment in our industry or in the marketplace in general is limited, we might not be able to raise funding on favorable terms if at all. If we are not able to obtain financing on terms favorable to us, we may need to cease or reduce development or commercialization activities, sell some or all of our assets or merge with another entity, which could result in a loss of all or part of your investment.

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

We own an issued U.S. patent covering STK-001 and related compositions, an issued U.S. patent covering the mechanism of action of STK-001 and use of STK-001 for treating diseases, and our U.S. patent application covering the mechanism of action of STK-001 and use of STK-001 for treating diseases is currently pending. We have also in-licensed two issued U.S. patents and at least one issued foreign patent that cover the mechanism of action of STK-001, use of the mechanism for treating diseases, and related compositions.  We have obtained at least two issued foreign patents covering STK-001 and related compositions and are currently pursuing patent protection for STK-001, related compositions, and its uses in several economically significant countries. With respect to our ADOA program (modulating OPA1 gene output), we have applied for and are currently pursuing patent protection for the mechanism of action and methods of treatment in several economically significant countries. We have also filed a PCT international application and foreign patent applications that specifically disclose compositions related to our ADOA program and uses of those compositions. Furthermore, our in-licensed issued U.S. patents (mentioned above) cover the mechanism of action of modulating OPA1 gene output. We cannot be certain that any of these patent applications will issue as patents, and if they do, that such patents will cover or adequately protect STK-001 and other programs or that such patents will not be challenged, narrowed, circumvented, invalidated or held unenforceable.

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

Since patent applications in the United States and other countries are confidential for a period of time after filing, at any moment in time, we cannot be certain that we were in the past or will be in the future the first to file any patent application related to our product candidates. In addition, some patent applications in the United States may be maintained in secrecy until the patents are issued. As a result, there may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim, and we may be subject to priority disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that, if challenged, our patents would be declared by a court, patent office or other governmental authority to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, that block our efforts or potentially result in our product candidates or our activities infringing such claims. It is possible that our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Those patent applications may have priority over our owned and in-licensed patent applications or patents, which could require us to obtain rights to issued patents covering such technologies. The possibility also exists that others will develop products that have the same effect as our product candidates on an independent basis that do not infringe our patents or other intellectual property rights or will design around the claims of patents that we have had issued that cover our product candidates.

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

In addition to patent protection, we rely upon know-how and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties, to protect our confidential and proprietary information, especially where we do not believe patent protection is appropriate or obtainable.

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

If a third-party claims that we infringe, misappropriate or otherwise violate its intellectual property rights, we may face a number of issues, including, but not limited to:

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

As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously employed at universities or other biopharmaceutical or pharmaceutical companies, including our competitors or potential competitors. Although no misappropriation or improper disclosure claims against us are currently pending, and although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. We may then have to pursue litigation to defend against these claims. If we fail in defending any claims of this nature in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these types of claims, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, that perception could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities, and we may not have sufficient financial or other resources to adequately conduct this type of litigation or proceedings. For example, some of our competitors may be able to sustain the costs of this type of litigation or proceedings more effectively than we can because of their substantially greater financial resources. In any case, uncertainties resulting from the initiation and continuation of intellectual property litigation or other intellectual property related proceedings could adversely affect our ability to compete in the marketplace.

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

We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our preclinical studies, and are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. In May 2018, a new privacy regime, the General Data Protection Regulation, the GDPR, took effect in the European Economic Area (the “EEA”). The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European persons. Among other things, the GDPR imposes new requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities, changes the lawful bases on which personal data can be processed, expands the definition of personal data and requires changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue). The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.

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

Our business could be adversely impacted by the effects of COVID-19 or other epidemics. A public health epidemic, including COVID-19, poses the risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. We currently rely, and may continue to rely, on third-party service providers that are located in locals significantly impacted by COVID-19 and/or who source raw materials, samples, components, or other materials and reports from countries significantly impacted by COVID-19. Consequently, supply of research materials and early research activities are susceptible to factors adversely affecting one or more of our third-party service providers who are located in and/or who source from locations significantly impacted by COVID-19. We may also experience impacts to certain of our suppliers as a result of COVID-19 or other health epidemic or outbreak occurring in one or more of these locations, which may materially and adversely affect our business, financial condition and results of operations. In addition, hospitals or other clinical trial sites could also become overwhelmed by COVID-19 and shift resources or attention away from our clinical trials or limit key clinical trial activities, such as clinical trial site monitoring and in-person follow-ups, which may cause delays in our trials or negatively affect enrollment. COVID-19 and mitigation measures may also have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition. The extent to which COVID-19 impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

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

We are increasingly dependent upon technology systems and data to operate our business. In particular, the COVID-19 pandemic has caused us to modify our business practices, including our office-based employees having been primarily working from home since early March 2020. As a result, we are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies, including Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). A breakdown, invasion, corruption, destruction or breach of our technology systems, including the cloud technologies that we utilize, and/or unauthorized access to our data and information could subject us to liability or negatively impact the operation of our business. Our technology systems, including the cloud technologies that we utilize, continue to increase in multitude and complexity, making them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy or security breaches by individuals authorized to access our technology systems, including the cloud technologies that we utilize, may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients or other business partners, may be exposed to unauthorized persons or to the public.

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

Moreover, our increased use of cloud technologies and remote working arrangements could heighten these and other operational risks, and any failure by cloud technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption or loss of confidential or propriety information. Despite the implementation of appropriate security measures, our internal computer and information systems and those of our current and any future CROs, CMOs and other contractors or consultants may become vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, or accident, and are unaware of any security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of data from completed or future preclinical studies or clinical trials could result in significant delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be significantly delayed. While we continue to build and improve our systems and infrastructure, including our business continuity plans, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business, operational or reputational harm to us, or loss of competitive advantage. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

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

Our principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of June 21, 2021, entities affiliated with Skorpios Trust beneficially owned 39.3% of the voting power of all outstanding shares of our common stock.  As a result, these entities will have considerable influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of such entities may not be the same as or may even conflict with your interests. For example, these entities could potentially delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

In addition, Skorpios Trust received its shares from Apple Tree Partners, which previously controlled a majority of the voting power of our common stock. Seth L. Harrison, the chairman of our board of directors, serves as Managing Partner of Apple Tree Partners.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

10.1	Lease Agreement, by and between MIT 139 Main Street Leasehold LLC, and the Registrant, as amended to date.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Inline Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

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

STOKE THERAPEUTICS, INC.

Date: August 10, 2021	By:	/s/ Edward M. Kaye, M.D.
Edward M. Kaye, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2021	By:	/s/ Stephen J. Tulipano
Stephen J. Tulipano
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)