Form 10-Q
period 2021-09-30
Stoke Therapeutics, Inc.
filed 2021-11-08
CIK 1623526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021 the registrant had 36,790,993 shares of common stock, $0.0001 par value per share, outstanding.

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

•	our ability to become profitable;
•	our ability to procure sufficient funding;
•	our limited operating history;
•	our ability to develop, obtain regulatory approval for and commercialize STK-001, STK-002 and our future product candidates, including any impact from COVID-19;
•	our success in early preclinical studies or clinical trials, which may not be indicative of results obtained in later studies or trials;
•	our ability to obtain regulatory approval to commercialize STK-001, STK-002 or any other future product candidate;
•	our ability to identify patients with the diseases treated by STK-001, STK-002 or our future product candidates, and to enroll patients in trials;
•	the success of our efforts to use TANGO to expand our pipeline of product candidates and develop marketable products;
•	our ability to obtain, maintain and protect our intellectual property;
•	our reliance upon intellectual property licensed from third parties;
•	our ability to identify, recruit and retain key personnel;
•	our financial performance; and
•	developments or projections relating to our competitors or our industry.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Stoke Therapeutics, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$149,038	$287,308
Marketable Securities	87,118	—
Prepaid expenses and other current assets	8,468	6,435
Restricted cash - short-term	147	—
Deferred financing costs	117	181
Interest receivable	45	6
Total current assets	$244,933	$293,930
Restricted cash	569	205
Operating lease right-of-use assets	5,326	1,115
Property and equipment, net	2,943	2,675
Total assets	$253,771	$297,925
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$655	$1,495
Accrued and other current liabilities	11,229	9,930
Total current liabilities	$11,884	$11,425
Long term liabilities	4,374	422
Total liabilities	$16,258	$11,847
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized, 36,780,393 and 36,577,149 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	409,166	396,352
Accumulated other comprehensive loss	(22)	—
Accumulated deficit	(171,635)	(110,278)
Total stockholders’ equity	$237,513	$286,078
Total liabilities and stockholders’ equity	$253,771	$297,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	14,358	8,109	38,366	23,293
General and administrative	8,325	5,602	23,173	15,165
Total operating expenses	22,683	13,711	61,539	38,458
Loss from operations	(22,683)	(13,711)	(61,539)	(38,458)
Other income:
Interest income (expense), net	44	(1)	84	703
Other income (expense), net	42	28	98	73
Total other income	86	27	182	776
Net loss	$(22,597)	$(13,684)	$(61,357)	$(37,682)
Net loss per share, basic and diluted	$(0.61)	$(0.41)	$(1.67)	$(1.14)
Weighted-average common shares outstanding, basic and diluted	36,759,319	33,273,597	36,706,647	32,954,727
Comprehensive loss:
Net loss	$(22,597)	$(13,684)	$(61,357)	$(37,682)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	20	—	(22)	—
Total other comprehensive loss	$20	$—	$(22)	$—
Comprehensive loss	$(22,577)	$(13,684)	$(61,379)	$(37,682)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Stockholders’ equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2019	32,861,842	$3	$282,460	$—	$(58,035)	$224,428
Net Loss	—	—	-	—	(11,039)	(11,039)
Stock-based compensation	—	—	754	—	—	754
Issuance of common stock upon exercise of stock options	105,508	—	199	—	—	199
Balance as of March 31, 2020	32,967,350	$3	$283,413	$-	$(69,074)	$214,342
Net loss	—	—	-	—	(12,959)	(12,959)
Stock-based compensation	—	—	1,649	—	—	1,649
Issuance of common stock upon exercise of stock options	245,194	—	368	—	—	368
Balance as of June 30, 2020	33,212,544	$3	$285,430	$—	$(82,033)	$203,400
Net loss	-	-	-	-	(13,684)	(13,684)
Stock-based compensation	-	-	1,785	-	-	1,785
Issuance of common stock upon exercise of stock options	131,253	-	682	-	-	682
Issuance of common stock related to employee stock purchase plan	17,391	-	352	-	-	352
Balance as of September 30, 2020	33,361,188	$3	$288,249	$—	$(95,717)	$192,535

Balance as of December 31, 2020	36,577,149	$4	$396,352	$—	$(110,278)	$286,078
Net loss	—	—	-	—	(16,793)	(16,793)
Stock-based compensation	—	—	2,698	—	—	2,698
Issuance of common stock upon exercise of stock options	111,858	—	371	—	—	371
Issuance of common stock upon follow-on offering, net of underwriting discounts and offering costs	—	—	(64)	—	—	(64)
Issuance of common stock related to employee stock purchase plan	8,801	—	175	—	—	175
Balance as of March 31, 2021	36,697,808	$4	$399,532	$—	$(127,071)	$272,465
Net loss	—	—	—		(21,967)	(21,967)
Unrealized loss on marketable securities	—	—	—	(42)	—	(42)
Stock-based compensation	—	—	4,452	—	—	4,452
Issuance of common stock upon exercise of stock options	24,861	—	161	—	—	161
Balance as of June 30, 2021	36,722,669	$4	$404,145	$(42)	$(149,038)	$255,069
Net loss	—	—	—		(22,597)	(22,597)
Unrealized loss on marketable securities	—	—	—	20	—	20
Stock-based compensation	—	—	4,614	—	—	4,614
Issuance of common stock upon exercise of stock options	46,032	—	73	—	—	73
Issuance of common stock related to employee stock purchase plan	11,692	-	334	-	-	334
Balance as of September 30, 2021	36,780,393	$4	$409,166	$(22)	$(171,635)	$237,513

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of cash flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(61,357)	$(37,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	739	651
Amortization and accretion of marketable securities	86	—
Stock-based compensation	11,764	4,188
Loss on disposal of property and equipment	29	3
Reduction in the carrying amount of right of use assets	870	772
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2,073)	(55)
Accounts payable and accrued liabilities	(707)	833
Net cash used in operating activities	$(50,649)	$(31,290)
Cash flows from investing activities:
Purchases of marketable securities	(87,226)	—
Purchases of property and equipment	(997)	(960)
Net cash used in investing activities	$(88,223)	$(960)
Cash flows from financing activities:
Proceeds from Employee Stock Purchase Plan	509	352
Proceeds from issuance of common stock upon exercise of stock options	605	1,248
Deferred Financing Costs	—	(360)
Payments of follow-on offering costs	(1)	—
Net cash provided by financing activities	$1,113	$1,240
Net decrease in cash, cash equivalents and restricted cash	$(137,759)	$(31,010)
Cash, cash equivalents and restricted cash—beginning of period	$287,513	$222,676
Cash, cash equivalents and restricted cash—end of period	$149,754	$191,666

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Property and equipment included in accrued expense and accounts payable	$38	$76
Right of use asset recognized in exchange for operating lease	$5,081	$—
Right-of-use assets recognized in exchange for operating leases upon adoption of Topic 842	$—	$2,153
Deferred offering costs not yet paid	$—	$17

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

Shelf Registration

In July 2020, the Company filed a universal shelf registration statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”). The Registration Statement was declared effective by the SEC in July 2020, and covers the offering, issuance, and sale by the Company of up to a maximum aggregate offering price of $400,000,000 of our common stock, preferred stock, debt securities, warrants to purchase the Company’s common stock, preferred stock or debt securities, subscription rights to purchase the Company’s common stock, preferred stock or debt securities and/or units consisting of some or all of these securities. In July 2020, the Company entered into an “at-the-market” program and sales agreement with Cantor Fitzgerald & Co. (“Cantor”) and Stifel, Nicolaus & Company, Incorporated, (“Stifel”), under which the Company may, from time to time, offer and sell common stock having an aggregate offering value of up to $150.0 million, referred to as our “at-the-market” offering with Cantor and Stifel. As of September 30, 2021, no such shares of the Company’s common stock had been offered or sold pursuant to this “at-the-market” program with Cantor and Stifel. The Company may terminate this at-the-market program at any time, pursuant to its terms.

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

Unaudited interim financial information

The accompanying interim unaudited condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and related footnotes as of and for the year ended December 31, 2020, which was filed with the SEC on March 9, 2021. The Company’s financial information as of September 30, 2021, and for the nine months ended September 30, 2021 and 2020 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet information as of December 31, 2020 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of nine months or less at the date of purchase to be cash equivalents. The Company deposits its cash in checking, sweep and money market accounts.

At September 30, 2021, restricted cash consisted of money market accounts collateralizing letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities.

Cash and cash equivalents, and restricted cash in the condensed consolidated statements of cash flows consists of the following (in thousands):

	As of September 30,
	2021	2020
Cash and cash equivalents	$149,038	$191,461
Restricted cash - short-term	$147	$—
Restricted cash - long-term	$569	$205
Total cash, cash equivalents and restricted cash	$149,754	$191,666

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

3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair value measurements as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$149,038	$—	$—	$149,038
Total	$149,038	$—	$—	$149,038

Marketable Securities:
Corporate bonds	$—	$17,662	$—	$17,662
Commercial paper	$—	$39,469	$—	$39,469
US Government debt securities	$—	$29,987	$—	$29,987
Total	$—	$87,118	$—	$87,118

Fair value measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$287,308	$—	$—	$287,308
Total	$287,308	$—	$—	$287,308

Marketable Securities:
Corporate bonds	$—	$—	$—	$—
Commercial paper	$—	$—	$—	$—
US Government debt securities	$—	$—	$—	$—
Total	$—	$—	$—	$—

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above and in Note 2. The carrying value of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.

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

There were transfers among the Level 1 to Level 2 category in the September 30, 2021 period presented. There were no transfers to Level 3 in the periods presented.

4. Marketable Securities

The following table summarizes the Company’s marketable securities as of September 30, 2021 (in thousands):

	September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$17,672	$—	$(10)	$17,662
Commercial paper	$39,469	$—	$—	$39,469
US Government debt securities	$29,999	$—	$(12)	$29,987
Total	$87,140	$—	$(22)	$87,118

There were no marketable securities as of December 31, 2020.

5. Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued employee compensation costs	$3,496	$4,123
Accrued professional costs	518	593
Accrued research and development costs	5,434	3,689
Current portion of operating lease liabilities	1,425	—
Accrued other	28	82
Other current liabilities	328	1,443
	$11,229	$9,930

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

Upon adoption of Topic 842 on January 1, 2020, the Company recorded right-of-use assets of $2.2 million, operating lease liabilities of $2.2 million and the elimination of deferred rent of $0.03 million. Adoption of the standard did not result in the Company recording a cumulative effect adjustment to accumulated deficit.

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

In June 2021, the Company amended the agreement to extend the initial term of the 2,485 square foot lease for a period of three years commencing May 1, 2022 and ending April 30, 2025. In addition, the amendment provided for the lease of an additional 2,357 square feet of rentable space beginning on July 6, 2021 and ending on April 30, 2025. The amended lease provides the Company with the option to extend the term of the lease for an additional two years. The Company recognized a right-of-use asset and operating lease liabilities of $0.7 million for the extension of the lease to April 30, 2025 and a right-of-use asset and operating lease liabilities of $0.8 million for the additional 2,357 square feet of rentable space.

In September 2021, the Company entered into an agreement to extend the initial term of the 23,000 square foot lease for a period of three years commencing on December 15, 2021 and ending December 31, 2024.  In addition, this lease provides for the lease of an additional 15,000 square feet of rentable space beginning in April 2022 and ending on December 31, 2024. The Company recognized a right-of-use asset and operating lease liabilities of $3.5 million for the 23,000 square feet.  As the Company did not have access to the additional 15,000 square feet of space, a right-of-use asst was not recognized as of September 30, 2021.

Future minimum lease payments under non-cancellable leases as of September 30, 2021 are as follows (in thousands):

2021	$364
2022	2,124
2023	2,532
2024	2,608
2025	173
Total lease payments	$7,801
Less imputed interest	(519)
Present value of lease liabilities	$7,282

Future minimum lease payments under non-cancellable leases as of December 31, 2020 are as follows (in thousands):

2021	$1,102
2022	81
Total lease payments	$1,183
Less imputed interest	(37)
Present value of lease liabilities	$1,146

Lease balances as of September 30, 2021 are as follows (in thousands):

Operating right-of-use assets	$5,326
Current Portion of operating lease liabilities	$1,425
Non-current portion of operating lease liabilities	3,915
Total operating lease liabilities	$5,340

The weighted average remaining lease term and weighted average discount rate of our operating leases as of September 30, 2021 are as follows:

Weighted average remaining lease term in years	3.4
Weighted average discount rate	4.14%

Scientific Advisory Board Agreement

In June 2020, the Company entered into a scientific advisory board agreement with a member of the Company’s board of directors, who is also an employee of Cold Spring Harbor Laboratory (“CSHL”), to provide scientific advisory services related to the Company’s Targeted Augmentation of Nuclear Gene Output (“TANGO”) antisense oligonucleotide (“ASO”) technology and other ASO technologies, as well as current and future therapeutic targets and programs. The Company recognized expense of $0.01 million in the three month period ended September 30, 2021, and $0.03 million for the nine month period ended September 30, 2021, compared to $0.01 million for the three month period ended September 30, 2020 and $0.04 million in the nine month period ended September 30, 2020 for such scientific advisory services. The initial term of this agreement was for 12 months. This agreement was renewed in June 2021.

License and research agreements

In July 2015, the Company entered into a worldwide license agreement (the “CSHL Agreement”), with CSHL, with respect to TANGO patents. Under the CSHL Agreement, the Company receives an exclusive (except with respect to certain government rights and non-exclusive licenses), worldwide license under certain patents and applications relating to TANGO. As part of the CSHL Agreement, the Company granted CSHL 164,927 shares of common stock valued based on an independent appraisal at approximately $0.07 million. The CSHL Agreement obligates the Company to make additional payments that are contingent upon certain milestones being achieved. The Company is also required to pay royalties, tiered based on the scope of patent coverage for each licensed product, ranging from a low-single digit percentage to a mid-single digit percentage on annual net sales. These royalty obligations apply on a licensed product-by-licensed product and country-by-country basis until the latest of (i) the expiration of the last valid claim of a CSHL patent covering the applicable licensed product or (ii) the expiration of any regulatory exclusivity for the applicable licensed product. In addition, if the Company sublicenses the rights under the CSHL Agreement, the Company is required to pay a maximum of twenty percent of the sublicense revenue to CSHL, which may be reduced to a mid-teens or a mid-single digit percentage upon achievement of certain clinical milestones for the applicable licensed product. Finally, the Company is required to pay an annual license maintenance fee of $0.01 million, which amount is creditable against any owed royalty or milestone payments. The maximum aggregate potential milestone payments payable total approximately $0.9 million. Additionally, certain licenses under the CSHL Agreement require the Company to reimburse CSHL for certain past and ongoing patent related expenses, however, there were no expenses related to these reimbursable patent costs during the nine months ended September 30, 2021 and 2020.

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton, (the “Southampton Agreement”), whereby the Company acquired rights to foundational technologies related to the Company’s TANGO technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. As part of the Southampton Agreement, the Company paid 0.06 million pounds sterling (approximately $0.07 million as of the date thereof) as an up-front license fee. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. The maximum aggregate potential milestone payments payable by the Company totaled approximately 0.4 million pounds sterling (approximately $0.5 million as of September 30, 2021). As of September 30, 2021, and December 31, 2020, the Company had recorded no liabilities under the Southampton Agreement. Additionally, certain licenses under the Southampton Agreement require the Company to reimburse the University of Southampton for certain past and ongoing patent related expenses. For the three months ended September 30, 2021 these expenses were $0.03 million compared to $0.02 million for three months ended September 30, 2020 and for the nine months ended September 30, 2021 these expenses were $0.09 million compared to $0.04 million for the nine months ended September 30, 2020.

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

As of September 30, 2021, there were no shares available for future issuance under the 2014 Plan and 2,384,112 shares were available under the 2019 Plan.

During the nine months ended September 30, 2021, the Company granted options to purchase 1,250,947 shares of common stock to certain of its employees. The options vest up to four years and are exercisable at a per share price equal to the fair value of the common stock on the grant date.

Stock-based compensation

As of September 30, 2021, there was $48.7 million of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the 2014 and 2019 Plans. The compensation is expected to be recognized over a weighted average period of 3.02 years as of September 30, 2021.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,673	$499	$4,435	$1,237
General and administrative	2,941	1,286	7,329	2,951
	$4,614	$1,785	$11,764	$4,188

2019 Employee stock purchase plan

In June 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 18, 2019. The Company initially reserved 315,000 shares of common stock for sale under the ESPP. At September 30, 2021, the Company had 642,887 shares available for issuance under the plan. The average grant date fair value per share under the plan was $58.07 for 2021. The total ESPP stock-based compensation expense for the three and nine months ended September 30, 2021 was $0.07 million and $0.2 million, respectively, and for the three and nine months ended September 30, 2020 was $0.2 million. The number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years following the first offering date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or a lower amount determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP will not exceed 3,150,000 shares of the Company’s common stock.

8. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(22,597)	$(13,684)	$(61,357)	$(37,682)
Denominator:
Weighted-average number of common shares, basic and diluted	36,759,319	33,273,597	36,706,647	32,954,727
Net loss per share, basic and diluted	$(0.61)	$(0.41)	$(1.67)	$(1.14)

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

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share indicated because including them would have had an anti-dilutive effect:

	September 30,
	2021	2020
Outstanding options to purchase common stock	5,511,404	4,894,249

9. Income taxes

The Company did not record an income tax benefit in its condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company had net deferred tax assets and liabilities of $37.2 million at December 31, 2020. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of September 30, 2021 and December 31, 2020, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

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

The Company did not record any amounts for unrecognized tax benefits as of September 30, 2021 or December 31, 2020.

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

In July 2020, we filed a universal shelf registration statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (“SEC”). The Registration Statement was declared effective by the SEC in July 2020, and covers the offering, issuance and sale by us of up to a maximum aggregate offering price of $400,000,000 of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities. In July 2020, we entered into an “at-the-market” program and sales agreement with Cantor Fitzgerald & Co. (“Cantor”) and Stifel, Nicolaus & Company, Incorporated (“Stifel”), under which we may, from time to time, offer and sell common stock having an aggregate offering value of up to $150.0 million, referred to as our “at-the-market” offering with Cantor and Stifel. As of September 30, 2021, no such shares of our common stock had been offered or sold pursuant to this “at-the-market” program with Cantor and Stifel. We may terminate this at-the-market program at any time, pursuant to its terms.

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

As of September 30, 2021 and December 31, 2020 we had $236.9 million and $287.5 million, respectively, in cash, cash equivalents, marketable securities and restricted cash.

Since inception, we have had operating losses, the majority of which are attributable to research and development activities. Our net losses were $22.6 million and $13.7 million for the three months ended September 30, 2021 and 2020, respectively and $61.4 million and $37.7 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $171.6 million and as of December 31, 2020 we had an accumulated deficit of $110.3 million.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents, marketable securities and restricted cash as of September 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements until the end of 2023. To date, we have not had any products approved for sale and have not generated any product sales. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Our ability to continue our clinical trials and our observational study may be adversely affected, directly or indirectly, by the COVID-19 pandemic. Currently we are monitoring patient enrollment and participation in our clinical trials and our observational study, including the duration and degree to which we may see declines in enrollment, delays in conducting in-person follow-ups, and disruptions in our ability to monitor patients due to hospitals closing sites or diverting the resources that are necessary to conduct our clinical trials and our observational study. While we continue to enroll and dose patients in our clinical trials at sites across the United States and the United Kingdom in the second half of 2021, we take into consideration that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trial activities due to hospitals closing sites and/or diverting the resources that are necessary to conduct clinical trials. We are pursuing approaches to help mitigate the impact to our clinical trials. Currently we have not experienced any delays in our clinical trials due to COVID-19.

The COVID-19 pandemic has caused us to modify our business practices including but not limited to curtailing or modifying employee travel, moving to partial remote work, and minimizing some physical participation in meetings, events and conferences. We continue to monitor our operations and applicable governmental recommendations, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, patients and business partners.

Our office-based employees had been primarily working from home from early March 2020 through early September 2021. Since then, our office-based staff have been working in a hybrid-model fluctuating between work from home and work from the office. Throughout the pandemic, we continue to ensure that essential staffing levels in our operations remain in place, including maintaining key personnel in our laboratories

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in this quarterly report.

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

The primary objectives are the assessment of the safety and tolerability of STK-001, as well as to characterize human pharmacokinetics. A secondary objective is to assess the efficacy as an adjunctive antiepileptic treatment with respect to the percentage change from baseline in convulsive seizure frequency over a 12-week treatment period. We are measuring non-seizure aspects of the disease, such as quality of life, as secondary endpoints. These endpoints as well as other exploratory endpoints will be informed based on our two-year observational study (“BUTTERFLY”). Enrollment in BUTTERFLY is complete and the study is ongoing. BUTTERFLY is designed to evaluate seizure frequency and non-seizure comorbidities associated with the disease, including motor and speech impairment, intellectual and developmental disabilities, behavioral deficits and abnormal sleep patterns. Data from the study will support clinical development plans for STK-001.

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

Following interactions with the FDA, in October 2020, we announced that the FDA agreed to allow us to add an additional higher dose level of 30mg of the MONARCH study. In September 2021, we announced the first patient was dosed in the 30mg multiple ascending dose (“MAD”) portion of the study. At that time, we also announced that the FDA agreed to allow the Company to add an additional higher dose level (45mg) to the MONARCH study.

In addition, a MAD portion was added to the MONARCH Study based on preclinical repeat-dose toxicology data, which were reviewed by the FDA. There were no adverse effects observed in the NHP repeat dose study. In February 2021, the first patient in the MAD portion of the study was dosed with STK-001 at the 20mg level.

Enrollment and dosing in the 10mg, 20mg and 30mg single ascending dose (“SAD”) portion and the 20mg MAD portion of the study are now complete. Enrollment and dosing in the MAD portion of the study are ongoing at the 30mg dose level.

In January 2021, we initiated enrollment and dosing in our SWALLOWTAIL Open Label Extension (OLE) study of STK-001 for children and adolescents with Dravet syndrome. SWALLOWTAIL is designed to evaluate the long-term safety and tolerability of repeated doses of STK-001 in patients with Dravet syndrome who previously participated in studies of STK-001. In this study, patients will initially be administered the same dose level they received in the previous study and will receive a maximum dose level recommended by the safety Monitoring Committee. One dose will be administered every four months.

In March 2021, we announced the authorization of our Clinical Trial Application (CTA) by the United Kingdom Medicines and Healthcare products Regulatory Agency (MHRA) to initiate a Phase 1/2a study (ADMIRAL) of STK-001 for the treatment of Dravet syndrome. ADMIRAL is an open-label, multi-center, Phase 1/2a study designed to assess the safety and tolerability of multiple doses of up to 70mg of STK-001, as well as to characterize human pharmacokinetics. Secondary endpoints include change in seizure frequency and quality of life measures. The study is expected to enroll more than 20 children and adolescents with Dravet syndrome across multiple clinical sites in the United Kingdom. In September 2021, we announced the first patient had been dosed in the ADMIRAL study. Enrollment and dosing are ongoing at the 30mg dose level.

In September 2021, we announced positive interim safety, pharmacokinetic (PK), and cerebrospinal fluid (CSF) drug exposure data from the MONARCH Study. The data demonstrated that, as of the time of the interim analysis, single doses of STK-001 up to 30mg and multiple doses of 20mg were well-tolerated with no safety concerns related to the study drug. Furthermore, preliminary analyses of daily seizure diaries suggested a trend toward a reduction in convulsive seizure frequency among patients treated with single doses of STK-001. We also shared modeling of predicted brain exposure that suggests >95% of patients are predicted to have pharmacologically active STK-001 brain levels following three doses of 30mg administered one month apart.

While we continue working to minimize any potential delay to continued clinical testing of STK-001, we take into consideration that the COVID-19 pandemic may directly or indirectly impact the timeline. Our ability to continue our clinical trials may be adversely affected, directly or indirectly, by the COVID-19 pandemic. For example, although our Phase 1/2a study of STK-001 for the treatment of Dravet syndrome has not been delayed, we plan to have clinical trial sites in various parts of the United States and United Kingdom, some of which have had high incident rates of COVID-19 patients. Restrictions on travel and/or transport of clinical materials, as well as diversion of hospital staff and resources to COVID-19 infected patients, could disrupt trial operations as well as recruitment, possibly resulting in a slowdown in enrollment and/or deviations from or disruptions in key clinical trial activities, such as clinical trial site monitoring. These challenges may lead to difficulties in meeting protocol-specified procedures.

We have not yet discussed with regulatory authorities the evidence necessary for approval of STK-001. However, in addition to requesting Fast Track Designation, if we see preliminary evidence of clinical efficacy, then we would plan to meet with regulatory authorities to discuss expedited regulatory pathways, such as Breakthrough Therapy Designation in the United States

Autosomal Dominant Optic Atrophy Program – STK-002

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

In May 2021, we presented new preclinical efficacy data for a TANGO ASO at The Association for Research in Vision and Ophthalmology (ARVO) Annual meeting and The American Society of Gene and Cell Therapy (ASGCT) Annual Meeting demonstrating, for the first time, that in human cells derived from ADOA patients with different OPA1 mutations TANGO ASOs can increase OPA1 protein level and improve mitochondrial function.

In November 2021, we announced the nomination of STK-002 as our lead clinical candidate for the treatment of ADOA. STK-002, a proprietary ASO, is designed to upregulate OPA1 protein expression by leveraging the non-mutant (wild-type) copy of the OPA1 gene. Based on preclinical data generated to date, the Company believes that STK-002 has the potential to be a disease-modifying therapy for people living with ADOA.

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

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

STK-002	$1,154	$—	$2,212	$—
STK-001	5,175	2,827	13,184	8,423
Non-program specific and unallocated research and development expenses	8,029	5,282	22,970	14,870
Total research and development expenses	$14,358	$8,109	$38,366	$23,293

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

Results of operations for the three months ended September 30, 2021 and 2020

The following table sets forth our results of operations:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Condensed consolidated statements of operations:
Revenue	$—	$—
Operating expenses:
Research and development	14,358	8,109
General and administrative	8,325	5,602
Total operating expenses	$22,683	$13,711
Loss from operations	$(22,683)	$(13,711)
Other income:
Interest income (expense), net	44	(1)
Other income (expense), net	42	28
Total other income	$86	$27
Net loss	$(22,597)	$(13,684)

Research and development expenses

Research and development expenses were $14.4 million for the three months ended September 30, 2021 as compared to $8.1 million for the three months ended September 30, 2020, an increase of $6.3 million. The table below summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,
	2021	2020
STK-002	$1,154	$—
STK-001	5,175	2,827
Personnel-related expenses	5,682	3,221
Third-party services	390	424
Scientific consulting	148	183
Facilities and other research and development expenses	1,809	1,454
Total research and development expenses	$14,358	$8,109

The increase in research and development expenses were primarily attributable to an increase of $2.5 million in personnel costs resulting from an increase in headcount, an increase of $2.3 million in expenses related to our STK-001 program and $1.2 million related to our STK-002 program, which is comprised of third-party services and scientific consulting fees and an increase of $0.4 million in facilities and other costs, partially offset by a decrease of $0.1 million in non-project specific consulting and third-party services, materials and other costs. The increases in expense reflect the accelerating pace of research and development activities and the increases in personnel, facilities and, third party services to support those activities.

General and administrative expenses

General and administrative expenses were $8.3 million for the three months ended September 30, 2021 as compared to $5.6 million for the three months ended September 30, 2020, an increase of $2.7 million.

The increase in general and administrative expenses were primarily attributable to an increase of $2.3 million in personnel costs resulting from an increase in headcount, and an increase of $0.4 million in third-party services to support our in-house personnel in various aspects of developing and supporting the business including human resources, information technology, audit, tax, public relations, communications and other general and administrative activities.

Other income

The change in our other income for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 primarily reflects a decrease in cash balances and in market interest rates.

Results of operations for the nine months ended September 30, 2021 and 2020

The following table sets forth our results of operations:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Condensed consolidated statements of operations:
Revenue	$—	$—
Operating expenses:
Research and development	38,366	23,293
General and administrative	23,173	15,165
Total operating expenses	$61,539	$38,458
Loss from operations	$(61,539)	$(38,458)
Other income:
Interest income (expense), net	84	703
Other income (expense), net	98	73
Total other income	$182	$776
Net loss	$(61,357)	$(37,682)

Research and development expenses

Research and development expenses were $38.4 million for the nine months ended September 30, 2021 as compared to $23.3 million for the nine months ended September 30, 2020, an increase of $15.1 million. The table below summarizes our research and development expenses (in thousands):

	Nine Months Ended September 30,
	2021	2020
STK-002	$2,212	$—
STK-001	13,184	8,423
Personnel-related expenses	16,099	8,948
Third-party services	1,258	1,176
Scientific consulting	281	800
Facilities and other research and development expenses	5,332	3,946
Total research and development expenses	$38,366	$23,293

The increase in research and development expenses were primarily attributable to an increase of $7.2 million in personnel costs resulting from an increase in headcount, an increase of $1.3 million in facilities and other costs, an increase of $4.8 million in expenses related to our STK-001 program and $2.2 million related to our STK-002 program, which is comprised of third-party services and scientific consulting fees, partially offset by a decrease of $0.4 million in non-project specific consulting and third-party services, materials and other costs. The increases in expense reflect the accelerating pace of research and development activities and the increases in personnel, facilities and, third party services to support those activities.

General and administrative expenses

General and administrative expenses were $23.2 million for the nine months ended September 30, 2021 as compared to $15.2 million for the nine months ended September 30, 2020, an increase of $8.0 million.

The increase in general and administrative expenses were primarily attributable to an increase of $6.3 million in personnel costs resulting from an increase in headcount, and an increase of $1.7 million in third-party services to support our in-house personnel in various aspects of developing and supporting the business including human resources, information technology, audit, tax, public relations, communications and other general and administrative activities.

Other income

The change in our other income for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily reflects a decrease in cash balances and in market interest rates.

Liquidity and capital resources

Since our inception through September 30, 2021, our operations have been primarily financed by net proceeds of $385.3 million from the sale of convertible notes payable and our convertible preferred stock as well as our IPO and Follow-On Offering.

As of September 30, 2021, we had $236.9 million in cash, cash equivalents, marketable securities and restricted cash. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception in June 2014 and, as of September 30, 2021, we had an accumulated deficit of $171.6 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Based upon our current operating plan, we believe that our existing cash, cash equivalents, marketable securities and restricted cash as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements until the end of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Cash flows

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(50,649)	$(31,290)
Investing activities	(88,223)	(960)
Financing activities	1,113	1,240
Net decrease in cash, cash equivalents and restricted cash	$(137,759)	$(31,010)

Operating activities

During the nine months ended September 30, 2021, cash used in operating activities was $50.6 million and was primarily attributable to a net loss of $61.4 million, partially offset by non-cash charges of $13.5 million for share-based compensation, depreciation, amortization and accretion of marketable securities, loss on disposal of property and equipment, and reduction in the carrying amount of right of use assets, and a net change of $2.8 million in our net operating assets and liabilities.

During the nine months ended September 30, 2020, cash used in operating activities was $31.3 million and was primarily attributable to a net loss of $37.7 million, partially offset by non-cash charges of $5.6 million for share-based compensation, loss on disposal of property and equipment, depreciation, and reduction in the carrying amount of right of use assets, and a net change of $0.8 million in our net operating assets and liabilities.

Investing activities

Our investing activities during the nine months ended September 30, 2021 consisted of purchases of marketable securities and purchases of property and equipment.

Our investing activities during the nine months ended September 30, 2020 consisted of purchases of property and equipment.

Financing activities

Our financing activities during the nine months ended September 30, 2021 consisted of $0.6 million from the exercise of stock options and $0.5 million in proceeds from our Employee Stock Purchase Plan.

Our financing activities during the nine months ended September 30, 2020 consisted of $1.2 million from the exercise of stock options and $0.4 million in proceeds from our Employee Stock Purchase Plan, offset by $0.4 million in deferred financing costs.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of September 30, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future fiscal periods:

	Payments Due by Fiscal Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$7,801	$364	$7,264	$173	$—
Total	$7,801	$364	$7,264	$173	$—

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

In June 2021, we amended the agreement to extend the initial term of the 2,485 square foot lease for a period of three years ending April 30, 2025. In addition, the amendment provided for the lease of an additional 2,357 square feet of rentable space beginning on July 6, 2021 and ending on April 30, 2025. The amended lease provides us with the option to extend the term of the lease for an additional two years with a base annual rent increase of 3%.

In September 2021, we entered into an agreement to extend the initial term of the 23,000 square foot lease for a period of three years ending December 31, 2024.  In addition, this agreement provides for the lease of an additional 15,000 square feet of rentable space beginning in April 2022 and ending on December 31, 2024. Initial monthly lease payments are approximately $0.1 million with respect to the 23,000 square feet space, and $0.1 million with respect to the 15,000 square feet space, and in each case subject to annual rent escalations.

Commitments

Our commitments primarily consist of obligations under our agreements with CSHL and the University of Southampton. As of September 30, 2021, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6—Commitments and Contingencies of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risks in the ordinary course, primarily including interest sensitivities. As of September 30, 2021, we had cash, cash equivalents, marketable securities, and restricted cash of $236.9 million and $287.5 million as of December 31, 2020. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. A hypothetical 100 basis point change in interest rates would affect the fair market value of our cash equivalents and marketable securities by approximately $2.4 million.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Summary of Risk Factors

An investment in our common stock involves various risks, and prospective investors are urged to carefully consider the matters discussed in the section titled “Risk Factors” prior to making an investment in our common stock. These risks include, but are not limited to, the following:

•

We are early in our development efforts. If we are unable to develop, obtain regulatory approval for and commercialize STK-001, STK-002, and our future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

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
•

Certain of the diseases we seek to treat have low prevalence, and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue growth if STK-001, STK-002, or our future product candidates are approved.

•

If clinical trials of STK-001, STK-002, or our future product candidates fail to demonstrate safety and efficacy to the satisfaction of FDA or foreign regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately may be unable to complete, the development and commercialization of such product candidate.

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
•

STK-001, STK-002, or our future product candidates, may cause undesirable and unforeseen side effects or be perceived by the public as unsafe, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences.

•

A Fast Track Designation by the FDA, even if granted for any of our future product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

•

A Breakthrough Therapy Designation by the FDA for STK-001, STK-002, or our future product candidates may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the product candidate will receive marketing approval.

•	Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.
•

The commercial success of our product candidates, including STK-001 and STK-002, will depend upon their degree of market acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community.

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

•

We expect that we will need to raise additional funding before we can expect to become profitable from any potential future sales of STK-001, STK-002, or our future product candidates. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

•	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•

Our success depends in part on our ability to obtain, maintain and protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.

•	The market price of our stock may be volatile, and you could lose all or part of your investment

Risks related to product development and regulatory approval

We are early in our development efforts. If we are unable to develop, obtain regulatory approval for and commercialize STK-001, STK-002, and our future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

We have invested substantially all of our efforts and financial resources in the development of our Targeted Augmentation of Nuclear Gene Output (“TANGO”) technology and our current lead product candidate for Dravet, STK-001, for the treatment of Dravet syndrome. We submitted an investigational new drug application (“IND”) for STK-001 to the U.S. Food and Drug Administration (the “FDA”) in late 2019. In August 2020, we dosed the first patient with STK-001 in the single ascending dose portion of the MONARCH Phase 1/2a Study at the 10mg dose level.

In addition in November 2020, we announced the nomination of OPA1 as our next target for preclinical development to treat Autosomal Dominant Optic Atrophy (“ADOA”). In November 2021, we announced the nomination of STK-002 as the lead product candidate for the treatment of ADOA and intend to invest significant efforts and financial resources in its development. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of TANGO and our product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

Each of our programs and product candidates will require preclinical and clinical development, regulatory approval in multiple jurisdictions, obtaining preclinical, clinical and commercial manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. STK-001, STK-002, and our future product candidates must be authorized for marketing by the FDA or certain other foreign regulatory agencies, such as the European Medicines Agency (the “EMA”), before we may commercialize any of our product candidates.

The success of STK-001, STK-002, and our future product candidates depends on multiple factors, including:

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

•

government regulations that may be imposed in response to the COVID-19 pandemic may restrict the movement of our global supply chain and divert hospital resources that are necessary to administer STK-001, STK-002, or delay the review of future product candidates;

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

STK-001 is currently being evaluated in human clinical trials, and we may experience unexpected or negative results in the future. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. The positive results we have observed for our product candidates in preclinical animal models may not be predictive of our future clinical trials in humans, as mouse models carry inherent limitations relevant to all preclinical studies. In particular, the Dravet syndrome mouse model is more severe than the human disease and provides a shorter post-symptomatic observation period. Trial designs and results from early-phase trials are not necessarily predictive of future clinical trial designs or results, and initial positive results we may observe may not be confirmed in later-phase clinical trials. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development even if they successfully advance through initial clinical trials. We may not be able to demonstrate a disease-modifying effect of STK-001 in our clinical trials in Dravet syndrome patients, even if we are able to demonstrate efficacy on seizure reduction, and we may be similarly unable to demonstrate the efficacy of STK-002 in our ADOA program or our future product candidates in our other future programs. In addition, our clinical trials to date have necessarily involved relatively small numbers of participants. Therefore, conclusions we draw based upon trial results to date may not be repeatable across larger cohorts of participants or patients with different characteristics. Moreover, even if our clinical trials demonstrate acceptable safety and efficacy of STK-001, STK-002, or our future product candidates, the labeling we obtain through negotiations with the FDA or foreign regulatory authorities may not include data on secondary endpoints and may not provide us with a competitive advantage over other products approved for the same or similar indications.

Many companies in the biotechnology industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and there is a high failure rate for product candidates proceeding through clinical trials. In addition, different methodologies, assumptions and applications we utilize to assess particular safety or efficacy parameters may yield different statistical results. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval. If our study data do not consistently or sufficiently demonstrate the safety or efficacy of any of our product candidates, including STK-001 for Dravet syndrome or STK-002 for ADOA, then the regulatory approvals for such product candidates could be significantly delayed as we work to meet approval requirements, or, if we are not able to meet these requirements, such approvals could be withheld or withdrawn. Regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. We cannot be certain that we will not face similar setbacks. While currently we are not experiencing any significant delays or disruptions to our clinical trial a result of the global COVID-19 pandemic, we take into consideration that the COVID-19 pandemic may directly or indirectly impact our clinical trial enrollment, dosing, and regulatory approval timelines.

Even if we complete the necessary preclinical studies and clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than we seek.

Prior to commercialization, STK-001, STK-002, and our other future product candidates must be approved by the FDA pursuant to a new drug application (“NDA”) in the United States and pursuant to similar marketing applications by the EMA and similar regulatory authorities outside the United States. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market STK-001, STK-002, or any of our other future product candidates from regulatory authorities in any jurisdiction. We have no experience in submitting and supporting the applications necessary to gain marketing approvals, and, in the event regulatory authorities indicate that we may submit such applications, we may be unable to do so as quickly and efficiently as desired. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept or file any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate.

Approval of STK-001, STK-002, and our other future product candidates may be delayed or refused for many reasons, including:

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
•

potential delays in enrollment, site visits, evaluations, or dosing of patients participating in the clinical trial if hospitals divert staff and resources away from the conduct of clinical trials to focus on COVID-19 patients or limit key clinical trial activities, such as clinical trial site monitoring and in-person follow-ups, or patients decide to not enroll in the study as a result of the COVID-19 pandemic; and

•

government regulations that may be imposed in response to the COVID-19 pandemic may restrict the movement of our global supply chain, divert hospital resources that are necessary to administer STK-001, STK-002, or our future product candidates.

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

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or Risk Evaluation and Mitigation Strategies. These regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and adversely affect our business, financial condition, results of operations and prospects. While currently we are not experiencing any significant delays or disruptions to our clinical trial a result of the global COVID-19 pandemic, we take into consideration that the COVID-19 pandemic may directly or indirectly impact our clinical trial enrollment, dosing, and regulatory approval timelines.

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

The COVID-19 pandemic has caused us to modify our business practices including but not limited to curtailing or modifying employee travel, moving to partial remote work, and minimizing some physical participation in meetings, events and conferences. Our office-based employees had been working from home from early March 2020 through early September 2021. Since then, our office-based staff have been working in a hybrid-model fluctuating between work from home and work from the office. Throughout the pandemic, we continue to ensure that essential staffing levels in our operations remain in place, including maintaining key personnel in our laboratories.

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

The COVID-19 pandemic has disrupted business operations. The extent and severity of the impact on our business and clinical trial will be determined largely by the extent of disruptions in the supply chains for STK-001, STK-002, and our future product candidates in other indications, and delays in the conduct of current and future clinical trials. Our ability to continue our observational study may be adversely affected, directly or indirectly, by the COVID-19 pandemic. Currently we are monitoring patient participation in our observational study, including delays in conducting in-person follow-ups and disruptions in our ability to monitor patients due to hospitals closing sites or diverting the resources that are necessary to conduct our observational study to care for COVID-19 patients. For these reasons, we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trial activities. In addition, the impact of the COVID-19 pandemic on the operations of the FDA and other health authorities may delay potential approvals of STK-001, STK-002, and our future product candidates.

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

Certain of the diseases we seek to treat have low prevalence, and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue growth if STK-001, STK-002, or our future product candidates are approved.

Genetically defined diseases generally, and especially those for which our product candidates are targeted, have low incidence and prevalence. We estimate that the worldwide incidence of Dravet syndrome is approximately one in 16,000 births, and the incidence of ADOA is approximately one in 30,000 births. This could pose obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients into our trials or limit a product candidate’s commercial potential. Patient enrollment may be affected by other factors including:

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

Additionally, our projections of both the number of people who have Dravet syndrome or ADOA, as well as the people with this disease who have the potential to benefit from treatment with our product candidate, are based on estimates derived from a market research study that we commissioned, which may not accurately identify the size of the market for our product candidates. The total addressable market opportunity for STK-001, STK-002, and our future product candidates will ultimately depend upon, among other things, the final labeling for our product candidates, if our product candidates are approved for sale in our target indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients globally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidates, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

Moreover, in light of the limited number of potential patients impacted by Dravet syndrome and ADOA, our per-patient therapy pricing of STK-001, STK-002, and our future product candidates, if approved, must be high in order to recover our development and manufacturing costs, fund additional research and achieve profitability. We may also need to fund patient support programs upon the marketing of a product candidate, which would negatively affect our product revenue. We may be unable to maintain or obtain sufficient therapy sales volumes at a price high enough to justify our development efforts and our sales, marketing and manufacturing expenses. While currently we are not experiencing any significant delays or disruptions to our clinical trial as a result of the global COVID-19 pandemic, we take into consideration that the COVID-19 pandemic may directly or indirectly impact our clinical trial enrollment, dosing, and regulatory approval timelines.

If clinical trials of STK-001, STK-002, or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of FDA or foreign regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately may be unable to complete, the development and commercialization of such product candidate.

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, including STK-001 and STK-002, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing.

Clinical trials may be placed on a full or partial clinical hold by the FDA, foreign regulatory authorities, or us for various reasons, including but not limited to: deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols; deficiencies in the clinical trial operations or trial sites; deficiencies in the trial designs necessary to demonstrate efficacy; fatalities or other adverse effects arising during a clinical trial due to medical problems that may or may not be related to clinical trial treatments; the product candidates may not appear to be more effective than current therapies; the quality or stability of the product candidates may fall below acceptable standards; or the data from animal studies are not sufficient to support the anticipated exposure (dose, route of administration, and duration) for the proposed clinical trial. For example, in March 2020, we announced that the FDA had placed a partial clinical hold on doses of STK-001 above 20 mg in our Phase 1/2a clinical trial (the “MONARCH Study”) based on observations of adverse hind limb paresis in non-human primates, pending additional preclinical testing to determine the safety profile of doses higher than the current no observed adverse effect level. The FDA has agreed to allow us to add an additional higher dose level of 45mg in the MONARCH study, but the partial clinical hold remains in place for dosing above 45mg. If the partial clinical hold is not lifted, our ability to successfully conclude the MONARCH Study or other studies related to STK-001, and our business, results of operations and financial condition, may be adversely affected.

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

In November 2021, we announced the nomination of STK-002 as our lead product candidate for the treatment of ADOA; however, we are primarily focused on our lead product candidate for Dravet, STK-001, and we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. Our understanding and evaluation of biological targets for the discovery and development of new product candidates may fail to identify challenges encountered in subsequent preclinical and clinical development. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

To market and sell STK-001, STK-002, and our future product candidates we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Failure to obtain foreign regulatory approvals or non-compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. The United Kingdom’s exit from the European Union (the “EU”), which is referred to as “Brexit,” continues to create political and economic uncertainty, particularly in the United Kingdom and the EU. Since a significant proportion of the regulatory framework in the United Kingdom is derived from EU directives and regulations, the withdrawal of the United Kingdom from the EU could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the EU.

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

STK-001, STK-002, or our future product candidates may cause undesirable and unforeseen side effects or be perceived by the public as unsafe, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences.

Although other ASOs have received regulatory approval, our method of seeking to upregulate protein expression by targeting the underlying genetic causes of haploinsufficiencies presents a new approach to disease treatment, which means there is uncertainty associated with the safety profile of STK-001, STK-002, or our future product candidates and drugs in the antisense oligonucleotide class.

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

A Breakthrough Therapy Designation by the FDA for STK-001, STK-002, or our future product candidates may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the product candidate will receive marketing approval.

We may seek a Breakthrough Therapy Designation for STK-001, STK-002, or one or more of our future product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the NDA.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021, and closed on August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is uncertain how any such challenges and the healthcare measures of the Biden administration will impact the ACA and our business.

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

We may be unsuccessful in obtaining Orphan Drug Designation or transfer of designations obtained by others for future product candidates. And, even if we obtain such designation, we may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity, for STK-001, STK-002, or our future product candidates.

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

A Rare Pediatric Disease designation by the FDA does not guarantee that the NDA for the product will qualify for a priority review voucher upon approval, and it does not lead to a faster development or regulatory review process, or increase the likelihood that STK-001, STK-002, or our future product candidates will receive marketing approval.

Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying NDA for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent Biologics License Application or a NDA. We may seek Rare Pediatric Disease designations for STK-001 or any future product candidates. If a product candidate is designated before December 11, 2020, it is eligible to receive a voucher if it is approved before December 11, 2022. However, there is no expectation that STK-001, STK-002, or our future product candidates will be designated or approved by those dates, or at all, and, therefore, we may not be in a position to obtain priority review vouchers prior to expiration of the program, unless Congress further reauthorizes the program. The Creating Hope Authorization Act (H.R. 4439), which has been passed by the House of Representatives, but not the Senate, would further extend the designation deadline to September 30, 2024, and the approval deadline to September 30, 2026. There is no guarantee that this bill will become law or that the deadlines will be extended. Additionally, designation of a drug for a rare pediatric disease does not guarantee that an NDA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease Designation does not lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval.

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

Risks related to commercialization and manufacturing

The commercial success of our product candidates, including STK-001 and STK-002, will depend upon their degree of market acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community.

Ethical, social and legal concerns about genetic treatments generally could result in additional regulations restricting or prohibiting our product candidates. Even with the requisite approvals from the FDA, the EMA and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, on the acceptance of providers, patients and third-party payors of drugs designed to increase protein expression in general, and our product candidates in particular, as medically necessary, cost-effective and safe. In addition, we may face challenges in seeking to establish and grow sales of STK-001, STK-002, and any future product candidates, including acceptance of intravitreal injection, the lumbar puncture and intrathecal administration, which carries risks of infection or other complications. Any product that we commercialize may not gain acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of genetic medicines and, in particular, STK-001, STK-002, and our future product candidates, if approved for commercial sale, will depend on several factors, including:

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

We expect that coverage and reimbursement by third-party payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of STK-001, STK-002, and our future product candidates will depend substantially, both domestically and internationally, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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

We face significant competition in an environment of rapid technological change and it is possible that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business, financial condition and our ability to successfully market or commercialize STK-001, STK-002, and our future product candidates.

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

The manufacture of drugs is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of STK-001, STK-002, or our future product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our product candidates for patients, if approved, could be delayed or stopped.

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell STK-001, STK-002, and our future product candidates we may be unable to generate any revenues.

We currently do not have an organization for the sales, marketing and distribution of STK-001, STK-002, and our future product candidates and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. To market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. With respect to certain of our current programs as well as future programs, we may rely completely on an alliance partner for sales and marketing. In addition, although we intend to establish a sales organization if we are able to obtain approval to market any product candidates, we may enter into strategic alliances with third parties to develop and commercialize STK-001, STK-002, and other future product candidates, including in markets outside of the United States or for other large markets that are beyond our resources. This will reduce the revenue generated from the sales of these products.

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

We have incurred net losses in each year since our inception. We incurred net losses of $22.6 million and $13.7 million, for the quarter ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $171.6 million and as of December 31, 2020, we had an accumulated deficit of $110.3 million. Substantially all our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We expect that we will need to raise additional funding before we can expect to become profitable from any potential future sales of STK-001, STK-002, or our future product candidates. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We will require substantial future capital in order to complete planned and future preclinical and clinical development for STK-001 and any other future product candidates, including the product candidate we select to treat ADOA, and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our cash, cash equivalents, marketable securities, and restricted cash of $236.9 million as of September 30, 2021, will enable us to fund our operating expenses and capital expenditure requirements until the end of 2023. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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

Our commercial success will depend in large part on obtaining and maintaining patent, trademark, trade secret and other intellectual property protection of our proprietary technologies and product candidates, which include TANGO, STK-001, STK-002, and the additional gene targets identified by TANGO, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending our patents and other intellectual property rights against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, importing or otherwise commercializing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected. The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors or licensees to do so. Our pending and future patent applications may not result in issued patents. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we hold or in-license may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether any of our platform advances and product candidates will be protectable or remain protected by valid and enforceable patents. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies.

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

For example, we are a party to license agreements with Cold Spring Harbor Laboratory and the University of Southampton, pursuant to which we in-license key patent and patent applications for our TANGO platform, STK-001, STK-002, and future product candidates. For more information regarding these agreements, please see “Business—License agreements.” These agreements impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate our license, in which event we would not be able to develop or market our TANGO platform,

STK-001, STK-002, or any other technology or product candidates covered by the intellectual property licensed under these agreements. In addition, we may need to obtain additional licenses from our existing licensors and others to advance our research or allow commercialization of product candidates we may develop. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. In either event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology or product candidates.

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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected technology or product candidates. As a result, any termination of or disputes over our intellectual property licenses could result in the loss of our ability to develop and commercialize our TANGO platform, STK-001, STK-002, or we could lose other significant rights, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Our owned and in-licensed patents and patent applications may not provide sufficient protection of our TANGO platform, our STK-001 and STK-002 product candidates, and our future product candidates or result in any competitive advantage.

We own an issued U.S. patent covering STK-001 and related compositions, an issued U.S. patent covering the mechanism of action of STK-001 and use of STK-001 for treating diseases, and our U.S. patent application covering the mechanism of action of STK-001 and use of STK-001 for treating diseases is currently pending. We have also in-licensed two issued U.S. patents and at least three issued foreign patent that cover the mechanism of action of STK-001, use of the mechanism for treating diseases, and related compositions. We have obtained at least four issued foreign patents covering STK-001 and related compositions and are currently pursuing patent protection for STK-001, related compositions, and its uses in several economically significant countries. With respect to STK-002, we have applied for and are currently pursuing patent protection for the mechanism of action and methods of treatment in several economically significant countries. We have also filed a PCT international application and foreign patent applications that specifically disclose compositions related to STK-002 and uses of those compositions. Furthermore, our in-licensed issued U.S. patents (mentioned above) cover the mechanism of action of STK-002. We cannot be certain that any of these patent applications will issue as patents, and if they do, that such patents will cover or adequately protect STK-001, STK-002 and other programs or that such patents will not be challenged, narrowed, circumvented, invalidated or held unenforceable.

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

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our results of operations and increase our capabilities to successfully commercialize STK-001, STK-002, and our future product candidates. In particular, we believe that our future success is highly dependent upon the contributions of our senior management, particularly our Chief Executive Officer, our Chief Financial Officer, our Chief Operating Officer and Chief Business Officer, our Chief Medical Officer, our Chief Scientific Officer, and our Co-Founder and Group VP, Discovery Research, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals, who all have at-will employment arrangements with us, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates, if approved. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

We are increasingly dependent upon technology systems and data to operate our business. In particular, the COVID-19 pandemic has caused us to modify our business practices, including our office-based employees having been primarily working in a hybrid-model fluctuating between work from home and work from office since early September 2021. As a result, we are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies, including Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). A breakdown, invasion, corruption, destruction or breach of our technology systems, including the cloud technologies that we utilize, and/or unauthorized access to our data and information could subject us to liability or negatively impact the operation of our business. Our technology systems, including the cloud technologies that we utilize, continue to increase in multitude and complexity, making them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy or security breaches by individuals authorized to access our technology systems, including the cloud technologies that we utilize, may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients or other business partners, may be exposed to unauthorized persons or to the public.

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

We will face an inherent risk of product liability exposure related to the testing of STK-001, STK-002, and our future product candidates in clinical trials and will face an even greater risk if we commercialize any of our product candidates. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

While we currently have product liability insurance that we believe is appropriate for our stage of development, we may need to obtain higher levels prior to clinical development or marketing STK-001, STK-002, or any of our future product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

10.1	Lease Agreement dated as of September 8, 2021, by and between ARE-MA Region No. 24, LLC, and the Registrant.					X

10.2	Amendment to Sublease dated as of September 8, 2021, by and between Homology Medicines, Inc., and the Registrant.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Inline Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

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

STOKE THERAPEUTICS, INC.

Date: November 8, 2021	By:	/s/ Edward M. Kaye, M.D.
Edward M. Kaye, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2021	By:	/s/ Stephen J. Tulipano
Stephen J. Tulipano
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)