Form 10-K
period 2021-12-31
Stoke Therapeutics, Inc.
filed 2022-03-10
CIK 1623526

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $665 million. The number of shares of Registrant’s Common Stock outstanding as of March 1, 2022 was 37,359,218.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2021. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

Auditor Firm Id:185Auditor Name:KPMG LLPAuditor Location:Boston, MA USA

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, prospective products, planned preclinical studies and clinical or field trials, regulatory approvals, research and development costs, and timing and likelihood of success, as well as plans and objectives of management for future operations, may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.

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

i

PART I

Item 1. Business.

Overview

We are dedicated to addressing the underlying causes of severe diseases by upregulating protein expression with RNA-based medicines. Using our proprietary TANGO (Targeted Augmentation of Nuclear Gene Output) approach, we are developing antisense oligonucleotides (“ASOs”) to selectively restore protein levels. Our first compound, STK-001, is in clinical testing for the treatment of Dravet syndrome, a severe and progressive genetic epilepsy. Dravet syndrome is characterized by frequent, prolonged and refractory seizures beginning within the first year of life. The disease is classified as a developmental and epileptic encephalopathy due to the developmental delays and cognitive impairment associated with it.

Dravet syndrome is one of many diseases caused by a haploinsufficiency, in which a loss of approximately 50% of normal protein levels leads to disease. We are also pursuing treatment for a second haploinsufficient disease, autosomal dominant optic atrophy (“ADOA”), the most common inherited optic nerve disorder. Our initial focus is haploinsufficiencies and diseases of the central nervous system and the eye, although proof of concept has been demonstrated in other organs, tissues, and systems, supporting our belief in the broad potential for our proprietary approach.

TANGO is based on the pioneering work conducted on pre-mRNA splicing and ASOs in the laboratory of one of our co-founders, Adrian R. Krainer, Ph.D., of Cold Spring Harbor Laboratory in New York (“CSHL”). Inspired by the clinical success of SPINRAZA (nusinersen), an ASO medicine for the treatment of spinal muscular atrophy that was co-invented by Professor Krainer, our company was founded to develop a general antisense approach to upregulate protein expression.

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

Our strategy

We are using our proprietary RNA therapeutics platform to create ASOs for the treatment of severe diseases. The critical components of our strategy include:

•

Rapidly advance our lead program, STK-001, to clinical proof-of-concept, approval and commercialization.  Phase 1/2a trials of STK-001 are ongoing in the United States (MONARCH) evaluating children and adolescents ages 2 to 18 with Dravet syndrome and in the United Kingdom (ADMIRAL) evaluating children and adolescents ages 2 to up to 18 with Dravet syndrome. We are leveraging previously-validated ASO chemistry, a modality that has been successfully utilized for other diseases, a well-defined patient population based on routine genetic testing and learnings from approved drugs for the treatment of Dravet syndrome to inform the clinical and regulatory pathways for STK-001 and minimize potential safety concerns and development risk. We believe STK-001 has the potential to significantly reduce both the occurrence and frequency of seizures and also non-seizure comorbidities. If we see evidence of efficacy following clinical data, then we would plan to meet with regulatory authorities to discuss expedited regulatory pathways. If approved, we intend to leverage a lean, targeted internal commercial organization to bring STK-001 to patients.

•

Advance STK-002 to the clinic, for the potential treatment of ADOA. STK-002 is a proprietary ASO in preclinical development for the treatment of ADOA, the most common inherited optic nerve disorder. ADOA represents a second haploinsufficiency disease addressed by TANGO and our first treatment for diseases of the eye. STK-002 is designed to upregulate OPA1 protein expression by leveraging the non-mutant (wild-type) copy of the OPA1 gene. Preclinical toxicology studies are currently ongoing to support future clinical trials for STK-002.

•

Expand our pipeline through internal discovery and collaboration to fully exploit the potential of our proprietary platform (TANGO). We have built a target discovery process utilizing proprietary bioinformatics algorithms and extensive in-house expertise in whole transcriptome RNA sequencing to rapidly and systematically identify diseases that we believe can be addressed using our platform. We are also advancing additional early programs focused on multiple targets, including haploinsufficiency diseases of the central nervous system (the “CNS”) and eye. In January 2022, we announced a collaboration with Acadia Pharmaceuticals to pursue RNA-based treatments for severe and rare genetic neurodevelopmental diseases of the CNS. The collaboration combines our TANGO research platform with Acadia’s expertise in neurology drug development and commercialization. Longer-term, we believe that our ASOs may have the potential to upregulate non-mutated genes in biological pathways to treat diseases or conditions that are caused by multiple genes or are multifactorial, such as autoimmune diseases, aging and cancer.

•

Maintain broad commercial rights to our product candidates where we believe we can realize maximum value.  We intend to build a fully integrated biotechnology company and independently pursue the development and commercialization of our key product candidates, if approved. We own commercial rights to our technologies and our lead product candidates, STK-001 and STK-002. As we continue to advance our programs, we may pursue strategic collaborations to share risk and upside in programs with higher inherent biology risk, larger clinical trial sizes or longer or more complex clinical, regulatory or commercial paths. Our current collaboration with Acadia is an example of where we believe that the development of treatments for severe and rare genetic neurodevelopmental diseases of the CNS is well served by a strategic collaboration.

•

Continue to strengthen and expand our intellectual property portfolio.  We have an intellectual property estate that includes multi-national allowed and pending claims for the TANGO mechanisms, as well as multi-national pending claims relating to compositions of matter of oligonucleotides designed to target specific TANGO elements in genes for many genetic diseases that we believe are amenable to upregulation of target protein expression using TANGO. Our proprietary position is reinforced by additional technical know-how and trade secrets. We continually assess and refine our intellectual property strategy as we identify new targets amenable to TANGO, and we will file additional patent applications as appropriate.

Our proprietary RNA therapeutics platform (TANGO)

TANGO (Targeted Augmentation of Nuclear Gene Output) is our proprietary research platform. Our initial applications for this technology are diseases in which one copy of a gene functions normally and the other is mutated, also called haploinsufficiencies. In these cases, the mutated gene does not produce its share of protein, so the body does not function normally. Using the TANGO approach and a deep understanding of RNA science, Stoke researchers design ASOs that bind to pre-mRNA and help the target genes produce more protein. TANGO aims to restore missing proteins by increasing – or stoking – protein output from healthy genes, thus compensating for the non-functioning copy of the gene.

TANGO exploits unique mechanisms for modulation of splicing to prevent the synthesis of naturally occurring non-productive mRNA and increase the synthesis of productive mRNA, resulting in increased production of functional protein.

Human cells naturally regulate protein production to maintain health. Pre-mRNA splicing, including alternative splicing, is an important mechanism used to regulate how much protein and which protein variant is produced. During splicing, introns are removed and exons are joined together to generate the mRNA template that carries the code to synthesize proteins. More than one third of alternative splicing events in mammals do not produce functional proteins and lead to mRNA degradation through nonsense-mediated mRNA decay (“NMD”). TANGO ASOs act at the pre-mRNA level and prevent non-productive alternative splicing so that the body produces more protein-coding mRNA and thus more protein. This approach is particularly applicable to diseases that are caused by insufficient protein production.

In July 2020, we published data in the Journal Nature Communications that support our proprietary approach to precisely upregulate protein expression using TANGO ASOs. To evaluate the approach broadly, Stoke researchers selected four gene targets that vary in type and abundance of non-productive splicing events, gene size and protein function: PCCA (propionic acidemia); SYNGAP1 (autosomal dominant mental retardation 5); CD274 (autoimmune diseases, including uveitis); and SCN1A (Dravet syndrome). Stoke researchers designed TANGO ASOs to target the non-productive splicing events in these genes and their activity was evaluated. Dose-dependent reductions of non-productive mRNA were observed to lead to increases in both productive mRNA and protein levels for each of the target genes.

Treatment of autosomal dominant haploinsufficiency diseases with TANGO ASOs

We are initially focused on applying the transformative potential of our platform to developing precision medicines for autosomal dominant haploinsufficiencies, or disorders in which only one allele of a gene is mutated, resulting in approximately 50% of normal protein expression.

Exhibits 1 and 2 shown below illustrate the TANGO mechanism for increasing protein synthesis in a prospective patient with a haploinsufficiency. To date, we have demonstrated this TANGO mechanism in preclinical models of haploinsufficiencies. Exhibit 1 illustrates the prospective patient with a haploinsufficiency possessing one wild-type allele and one mutant allele. The mutant allele is translated into non-functional protein and results in approximately 50% of normal protein expression. Exhibit 2 illustrates treatment with our ASO would prevent the synthesis of naturally occurring non-productive mRNA and would increase the synthesis of productive mRNA, thereby restoring the target protein to near normal levels. Our preclinical studies show that any increase in mutant mRNA would have no effect on the net protein level.

        Exhibit 1: Haploinsufficiency without TANGO-ASO Exhibit 2: Haploinsufficiency with TANGO-ASO

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

The first category of non-productive splicing events amenable to TANGO is retained introns. Retained introns are found in approximately 60% of gene transcripts and are part of the wild-type sequence of the gene. In some cases, retained introns are part of normal gene regulation. The non-productive mRNA, which contains these retained introns, remain in the nucleus of the cell and are not translated into protein, and offer a reservoir of non-productive mRNA that can be converted into productive mRNA. Our ASOs bind to the pre-mRNA and redirect the splicing machinery to remove the retained intron. This splice-switching decreases non-productive mRNA and increases productive mRNA, which is translated into increased protein expression from the wild-type allele. This is shown in the Exhibits 3 and 4 below, with the left panel illustrating non-productive mRNA, which includes retained introns, and the right panel illustrating our ASOs binding to the pre-mRNA and redirecting the splicing machinery.

        Exhibit 3: Retained introns without TANGO-ASO Exhibit 4: Retained introns with TANGO-ASO

Source: Stoke data

The second category of non-productive splicing events amenable to TANGO is alternative splicing that leads to nonsense-mediated mRNA decay, or NMD, of the resulting mRNA. An example of a NMD event is a NMD exon, which is found in over 25% of gene transcripts. Like retained introns, NMD exons are part of the wild-type sequence of the genes. In some cases, NMD exons are part of normal gene regulation. Non-productive mRNA, which includes these NMD exons, is degraded in the cytoplasm of the cell by nonsense-mediated mRNA decay and is not translated into protein. Our ASOs bind to the pre-mRNA and redirect the splicing machinery to prevent inclusion of the NMD exon. As with retained introns, this splice-switching decreases non-productive mRNA and increases productive mRNA, which is translated into increased protein expression from the wild-type allele. In contrast to current exon skipping therapies, which remove a coding exon and result in a truncated protein, our TANGO mechanism skips out a non-coding NMD exon and yields a full-length functional protein. Our lead product candidates, STK-001 and STK-002, target an NMD exon and the general mechanism is shown in exhibits 5 and 6 below, with the left panel showing the non-productive mRNA failing to be translated into protein and the right panel showing our ASOs binding to the pre-mRNA and redirecting the splicing machinery.

        Exhibit 5: NMD exon without TANGO-ASO Exhibit 6: NMD exon with TANGO-ASO

Source: Stoke data

Advantages of TANGO

We believe TANGO may have several key advantages, including:

•

Ability to address the underlying genetic cause of the disease.  We utilize TANGO to design ASOs to precisely upregulate protein expression, thereby addressing the underlying cause of the disease in addition to the symptoms of the disease.

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

•

Utility across wide array of diseases and tissue types.  We believe that ASO delivery to the CNS, eye, kidney and liver is well-established, providing us the potential to address a broad range of severe diseases.

•

Fixed dose, rather than weight-based dosing.  We have observed that while the quantity of non-productive mRNA can vary across tissue types for a gene, it remains constant across individuals. As a result, for CNS and eye targets, the dose of our ASOs should not require adjustment between patients to be effective. We believe that a fixed dose across all ages in these targets may lessen reimbursement hurdles associated with a weight-adjusted dose pricing model.

•

Favorable dosing regimen.  We believe our ASOs may require as few as two to three administrations per year for the CNS and as infrequent as once per year for the eye and will generally involve relatively low doses, which would translate to simplified use and an improved safety profile due to reduced systemic exposure.

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

Hit identification

Once a TANGO target is validated in cells and tissues that are relevant to the disease, we employ cell lines to rapidly screen for Hit ASOs that can increase the target protein expression by specifically preventing the occurrence of the non-productive event in the target mRNA. ASO arrays utilize clinically translatable previously-validated ASO chemistries, such as 2’ methoxyethyl phosphorothioate and PMO. Hit compounds are evaluated in vivo to identify Lead ASOs that possess suitable efficacy and safety to merit preclinical development. Lead ASOs are subsequently evaluated in animal disease models or ex vivo disease model systems.

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

Clinical trial and regulatory execution

We employ a multi-pronged approach to bring new product candidates forward as rapidly as possible. Our approach leverages previously-validated ASO chemistry and a modality that has been successfully utilized for other diseases, to minimize potential safety concerns and development risk. We have two ongoing Phase 1/2a open-label studies of STK-001 for Dravet syndrome, MONARCH in the United States and ADMIRAL in the United Kingdom, each  with a design and endpoints common to the trials for approved anti-seizure medications (“ASMs”).

Commercialization

We intend to retain broad commercial rights and independently bring our therapies to patients through a lean, targeted internal commercial organization where we believe we can realize maximum value. To do this, we are focused on ensuring that we can effectively identify and access those patients who may benefit from our product candidates. We target diseases in which genetic testing is routinely performed, thereby shortening the diagnostic odyssey and enabling rapid identification of patients who harbor the relevant genetic mutations. We have partnered with Invitae, a leading genetic information company, to provide genetic testing for pediatric epilepsy at no cost to patient. Lastly, to maximize patient access, we aim to leverage an established network of academic and tertiary centers with extensive experience with analogous drug administration.

Therapeutic focus and product candidates

We believe our ASOs can be applied to treat a wide range of severe diseases, and we have carefully designed and prioritized our pipeline strategy to maximize this opportunity. We are focused on applying the transformative potential of our TANGO platform to developing medicines for patients with diseases where the genetic abnormality is known and is found in a single gene. We therefore know for a given disease precisely which gene will need to be upregulated, thus mitigating against the uncertainty of the disease biology. We are currently focused on developing product candidates to treat autosomal dominant haploinsufficiency diseases, or disorders in which one copy of a gene is mutated and results in approximately 50% of normal protein expression. Within haploinsufficiencies, we are prioritizing genetic diseases of the CNS and the eye for our near-term development efforts.

Our Development Programs

Our technology, development experience and scientific knowledge in the field of biologics, RNA splicing, and antisense oligonucleotide chemistry has enabled us to build a pipeline of programs targeting the underlying cause of severe diseases. Exhibit 7 below represents a summary of our programs, which are focused on genetic diseases of the CNS and eye.

Exhibit 7: Pipeline

Source: Stoke corporate presentation, March 2022

STK-001 for the treatment of Dravet syndrome

STK-001 is an investigational new medicine for the treatment of Dravet syndrome currently being evaluated in ongoing clinical trials. We believe that STK-001 has the potential to be the first disease-modifying therapy to address the genetic cause of Dravet syndrome. STK-001 is designed to upregulate Nav1.1 protein expression by leveraging the non-mutant (wild-type) copy of the SCN1A gene to restore physiological Nav1.1 protein levels, thereby reducing both occurrence of seizures and significant non-seizure comorbidities.

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

Importantly, patients with Dravet syndrome have an increased risk of premature death, primarily due to SUDEP, or Sudden Unexpected Death in Epilepsy. Dravet syndrome patients have the highest SUDEP rate of any epilepsy. An analysis of mortality in the Epilepsy Genetics Research Program demonstrated a Dravet syndrome-specific mortality rate of 15.84 per 1,000 patient years. SUDEP was the most common cause of premature death among Dravet syndrome patients (59%), equating to a Dravet syndrome-specific SUDEP rate of 9.32 per 1,000 patient-years. This is nearly twice the rate for adults with refractory epilepsy.

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

Current treatments

Current treatments for Dravet syndrome only address the occurrence of seizures, not the underlying cause, and according to a 2017 study as published in the Developmental Medicine & Child Neurology Journal, more than 90% of Dravet syndrome patients still report suffering from incomplete seizure control with existing ASM regimens. As a result, the current treatment strategy involves the use of multiple ASMs, including combinations of cannabidiol, stiripentol, clobazam, valproate, topiramate and others. Patients are typically treated with two to four drugs administered concomitantly, and in most cases the relief provided by polytherapy is insufficient.

Cannabidiol (Epidiolex), fenfluramine (Fintepla) and stiripentol (Diacomit) are currently the only FDA-approved ASMs for the treatment of Dravet syndrome. None of these approved ASMs address the significant non-seizure comorbidities. Moreover, patients are still likely to be affected by non-seizure comorbidities and may develop tolerance to these ASMs over time.

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

Preclinical data

We have generated compelling preclinical data that demonstrate proof-of-mechanism for STK-001. Our initial target engagement, pharmacology and efficacy studies were performed in mice, including both wild-type and a Dravet syndrome mouse model. The targeted non-productive splicing event in SCN1A is highly conserved across multiple species, including mouse, non-human primates and humans. The target sequence for STK-001 is also identical across species.

We evaluated STK-001 pharmacology and efficacy in transgenic mice with a heterozygous deletion of Scn1a. This model was created by introducing a targeted deletion in the first coding exon of the Scn1a gene; these mice exhibit many aspects of the Dravet syndrome phenotype including seizures and premature lethality.

Neonate (postnatal day two) Dravet syndrome mice and wild-type littermate controls were administered a single dose of either placebo (consisting of a phosphate-buffered solution), or 20 µg of STK-001 (n=~50/group) by intracerebroventricular injection. Animals from each group were monitored through day 90. Brains were collected from cohorts of these animals at approximately 7 weeks after dosing (placebo: n=11 wild-type mice, n=4 Dravet syndrome mice; STK-001: n=9 wild-type mice, n=10 Dravet syndrome mice) and 14 weeks after dosing (placebo: n=10 wild-type mice, n=10 Dravet syndrome mice; STK-001: n=10 wild-type mice, n=10 Dravet syndrome mice). Notably, a single injection of STK-001 restored Nav1.1 protein in Dravet syndrome mice to levels that are near those of the wild-type mice at both 7 and 14 weeks as shown in exhibit 8. These data demonstrate that STK-001 has an impact on Nav1.1 protein expression and we believe this may translate to a favorable dosing regimen in humans.

Exhibit 8.

Source: Han et al., Science Trans Med, 2020

In addition to an increase in the Nav1.1 protein, the administration of a single dose of 20 µg of STK-001 in neonate Dravet syndrome mice (postnatal day two) resulted in a significant reduction in premature mortality. Treatment with STK-001 resulted in 97% survival of Dravet syndrome mice for the 90-day post-natal observation period (survival of 33 out of 34 mice was observed in the STK-001 Dravet syndrome mouse group) compared with 23% survival of placebo-treated mice (survival of 14 out of 62 mice). This is illustrated in exhibit 9.

Exhibit 9.

Source: Han et al., Science Trans Med, 2020

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

Further supporting our specificity analysis, we also evaluated brain samples of wild-type neonate mice to ensure that STK-001 does not alter levels of other channels in the highly homologous SCN family. Importantly, the mRNA levels of closely related ion channels were not altered in the mouse brain five days after administration of 10 µg of STK-001 (n=2/group placebo, n=4/group STK-001), as shown in the figure below. Similar analysis was performed in wild-type and Dravet syndrome mice treated with 20 µg of STK-001 at 7 and 14 weeks after dosing. As illustrated in exhibit 10, STK-001 treated samples showed an increase in expression of the SCN1A gene, but not any of the other SCN family members. These biological studies demonstrate that STK-001 is highly specific for SCN1A among the highly homologous family of sodium channel genes, limiting the likelihood of off-target activities.

Exhibit 10.

Source:  Stoke data.

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

Single dose GLP toxicology studies in rats and cynomolgus monkeys, that characterized the pharmacology, exposure and tolerability of STK-001 were included in the investigational new drug application (the “IND”) that was submitted to the FDA in late 2019. Additional multiple dose GLP toxicology data have subsequently been submitted to the FDA and the MHRA (UK regulatory agency) to support multiple dosing in the clinic.

Clinical program and data

We designed our lead product candidate, STK-001, to treat Dravet syndrome, a severe and progressive genetic epilepsy. This program draws on a well-defined patient population based on routine genetic testing and learnings from drugs approved for the treatment of Dravet syndrome to inform the clinical and regulatory pathways for STK-001.

We have two ongoing Phase 1/2a open-label studies of STK-001, MONARCH in the United States and ADMIRAL in the United Kingdom. The MONARCH Study is designed to evaluate single and multiple ascending dose levels of STK-001 administered intrathecally in children and adolescents with Dravet syndrome. Patients are eligible for the trial if they are between the ages of 2 to 18, have an established diagnosis of Dravet syndrome and have evidence of a pathogenic genetic mutation in the SCN1A gene. Requiring an SCN1A mutation  for trial enrollment allows for a clear and definitive etiologic diagnosis, a more homogeneous patient population and tailored treatment based on a precision medicine approach. Eligible patients will also have failed at least two epilepsy treatments in the past and currently be taking at least one ASM. All medications and interventions will remain unchanged throughout the trials, which will allow for assessment of STK-001 with a variety of ASMs.

The primary objectives are the assessment of the safety and tolerability of STK-001, as well as to characterize blood pharmacokinetics (“PK”) and cerebrospinal fluid (“CSF”) exposure levels. A secondary objective is to assess the efficacy of STK-001 as an adjunctive ASM treatment with respect to the percent change from baseline in convulsive seizure frequency over a 12-week treatment period. We are measuring non-seizure aspects of the disease, such as quality of life as secondary endpoints.

These endpoints as well as other exploratory endpoints will be informed based on our two-year observational study (BUTTERFLY). Enrollment in BUTTERFLY is complete and the study is ongoing. BUTTERFLY is designed to evaluate seizure frequency and non-seizure comorbidities associated with the disease, including motor and speech impairment, intellectual and developmental disabilities, behavioral deficits and abnormal sleep patterns. Data from the study will support clinical development plans for STK-001.  Initial data from BUTTERFLY suggest that commonly used cognition assessments, BSID-III (Bayley Scales of Infant Development, Third Edition), and WPPSI-IV (Wechsler Preschool and Primary Scale of Intelligence, Fourth Edition) may be useful for clinical studies assessing neurodevelopment and adaptive behavior in patients with Dravet syndrome. All three assessments showed relatively low intra-patient variability and no significant change from baseline three months after baseline assessments for all 36 patients enrolled.

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

Since March 2020, the FDA has agreed to allow us to add additional higher dose levels to the MONARCH study. The study is currently permitted to evaluate single doses (10mg, 20mg, 30mg or 45mg) and multiple doses administered monthly for three months (20mg, 30mg or 45mg). Dosing above 45mg in this study remains on FDA partial clinical hold.

The ADMIRAL study is a Phase 1/2a open-label study of children and adolescents ages 2 to <18 who have an established diagnosis of Dravet syndrome and have evidence of a genetic mutation in the SCN1A gene. The primary objectives for the study are to assess the safety and tolerability of multiple doses of STK-001 up to 70mg, as well as to determine the pharmacokinetics in plasma and exposure in cerebrospinal fluid. A secondary objective is to assess the effect of multiple doses of STK-001 as an adjunctive antiepileptic treatment with respect to the percentage change from baseline in convulsive seizure frequency over a 24-week treatment period. We are measuring non-seizure aspects of the disease, such as overall clinical status and quality of life, as secondary endpoints.

In the second half of 2021, we announced positive interim safety, PK, CSF exposure, and efficacy data from the MONARCH study. The interim analysis was based on data from 22 patients who were treated in the single 10mg (n=5), 20mg (n=4), or 30mg (n=7) dose cohorts of STK-001 and who were followed for at least three months after their last dose.  Also included in this analysis were six patients from the 20mg MAD dose cohort, most of whom had received three monthly doses of STK-001.  Key findings from the interim analysis include:

•	Single doses of STK-001 up to 30mg, and three 20mg doses of STK-001 given every four weeks were found to be well tolerated with no safety concerns related to the study drug.
•	The most common treatment-emergent adverse events (“TEAEs”) were headache, vomiting, seizure, irritability, and back pain.
•	18.2% (4/22) of patients experienced a TEAE that was related to study drug, none of which were severe.

•	22.7% (5/22) patients had a serious treatment-emergent adverse event (“SAE”), none of which were related to study drug.
•

70.6% (12/17) patients treated with single doses (10mg, 20mg, 30mg) or multiple doses (20mg) of STK-001 experienced a reduction from baseline in convulsive seizure frequency measured from Day 29 to Day 84 after receiving their first dose of STK-001.

•

All patients ages 2-12 (n=7) experienced a reduction from baseline in convulsive seizure frequency measured from Day 29 to Day 84. Reductions in seizure frequency were also observed among patients ages 13-18 in the higher dose cohorts.  This is illustrated in exhibits 11 and 12 below

Exhibit 11.Exhibit 12.

Source: Interim Safety, PK, and CSF Exposure Data from the Phase 1/2a MONARCH Study of STK-001, an Antisense Oligonucleotide (AS0), in Children and Adolescents with Dravet Syndrome (DS) (AES 2021)

•	Across all cohorts median reductions of 17% to 37% from baseline in convulsive seizure frequency from Day 29 to Day 84 were observed. This is illustrated in exhibit 13 shown below.

Exhibit 13.

Source: Interim Safety, PK, and CSF Exposure Data from the Phase 1/2a MONARCH Study of STK-001, an Antisense Oligonucleotide (AS0), in Children and Adolescents with Dravet Syndrome (DS) (AES 2021)

In 2021, a population PK model for intrathecal STK-001 was developed using non-human primate data and was scaled and adjusted using clinical data to predict STK-001 concentrations in plasma, CSF, and brain in pediatric patients with Dravet syndrome.  STK-001 levels in plasma and CSF in patients treated with STK-001 correlated very well with model predictions, indicating that plasma and CSF levels observed in patients are good predictors of STK-001 brain levels in patients.  Modeling of clinical data also suggest that more than 95% of patients are predicted to have pharmacologically active STK-001 brain levels following three doses of 30mg administered one month apart and half of all patients are anticipated to maintain greater than minimum pharmacologically active levels of STK-001 for approximately three months after their last dose as shown in as shown in exhibit 14.

Exhibit 14.

Source: A Pharmacokinetic (PK) Model for STK-001, an Antisense Oligonucleotide (AS), Based on Data from Non-human Primates (NHP) Enables Dose Selection in Patients with Dravet Syndrome (DS) (AES 2021)

MONARCH and ADMIRAL continue to progress with enrollment and dosing of patients ongoing. We expect to announce preliminary clinical data on 30mg MAD doses of STK-001 in the second half of 2022.  Enrollment and dosing of patients is ongoing in the 45mg SAD cohort of MONARCH. The first patients have also been dosed with STK-001 at 45mg in the ADMIRAL study, which is a multiple ascending dose study.

In January 2021, we initiated enrollment and dosing in our SWALLOWTAIL Open Label Extension (OLE) study of STK-001 for children and adolescents with Dravet syndrome. Patients who participated in the MONARCH study and meet study entry criteria are eligible to continue treatment in SWALLOWTAIL which is designed to evaluate the long-term safety and tolerability of repeated doses of STK-001. SWALLOWTAIL will also provide valuable information on the preliminary effects of STK-001 on seizures along with non-seizure aspects of the disease, such as quality of life and cognition. In this study, patients will initially be administered the same dose level they received in the previous study and will receive a maximum of three doses. One dose will be administered every four months. In December 2021 we presented initial data from the SWALLOWTAIL study that demonstrated that multiple doses up to 30mg of STK-001 intrathecally every four months appears to be well tolerated. Enrollment and dosing in SWALLOWTAIL are underway.

While we continue working to minimize any potential delay to continued clinical testing of STK-001, we expect that the COVID-19 pandemic may directly or indirectly impact the timeline. Our ability to continue the clinical trials may be adversely affected, directly or indirectly, by the COVID-19 pandemic. For example, although MONARCH and ADMIRAL have not been delayed, we plan to have clinical trial sites in various parts of the United States and the United Kingdom, some of which have had high incident rates of COVID-19 patients. Restrictions on travel and/or transport of clinical materials, as well as diversion of hospital staff and resources to COVID-19 infected patients, could disrupt trial operations as well as recruitment, possibly resulting in a slowdown in enrollment and/or deviations from or disruptions in key clinical trial activities, such as clinical trial site monitoring. These challenges may lead to difficulties in meeting protocol-specified procedures.

We have not yet discussed with regulatory authorities the evidence necessary for approval of STK-001. However, if we see evidence of clinical efficacy as we dose escalate, then we would plan to meet with regulatory authorities to discuss expedited regulatory pathways.

STK-002 for the treatment of Autosomal Dominant Optic Atrophy (ADOA)

STK-002 is our lead clinical candidate for the treatment of ADOA. STK-002 is designed to upregulate OPA1 protein expression by leveraging the non-mutant (wild-type) copy of the OPA1 gene to restore OPA1 protein expression with the aim to stop or slow vision loss in patients with ADOA. To date, we have generated preclinical data demonstrating proof-of-mechanism and proof-of-concept for STK-002. Based on preclinical data generated to date, we believe that STK-002 has the potential to be the first disease-modifying therapy for people living with ADOA. Preclinical toxicology studies are underway to support future clinical trials for STK-002.

Disease Overview

ADOA is the most common inherited optic nerve disorder seen in clinical practice. ADOA causes progressive and irreversible vision loss in both eyes starting in the first decade of life. Many children progress to blindness. Roughly half of people with ADOA fail driving standards and up to 46% are registered as legally blind. The disease affects one in 30,000 people globally with a higher incidence of approximately one in 10,000 in Denmark due to a founder effect. 65% to 90% of ADOA is caused by mutations in one allele of the OPA1 gene, most of which lead to haploinsufficiency and disease manifestation. More than 400 different OPA1 mutations have been reported in people diagnosed with ADOA. Most mutations result in a severe decrease – up to 50% – of the normal amount of the OPA1 protein. There is no strong genotype-phenotype correlation.

OPA1 is a dynamin-related GTPase that plays a key role in maintaining mitochondria structure and dynamics. The OPA1 protein is imported into the mitochondria and is the crucial molecule that mediates inner mitochondria membrane fusion and cristae morphogenesis and is critical for oxidative phosphorylation and Adenosine triphosphate (“ATP”) synthesis. Insufficient OPA1 activity causes mitochondria dysfunction with consequent insufficient ATP production, excess reactive oxygen species production and eventual cell death. High energy demanding cells such as neurons and cardiomyocytes are particularly susceptible to mitochondria dysfunction, and retinal ganglion cells (“RGCs”) are a neuronal cell type most susceptible to loss of OPA1 protein as evidenced by RGC death in ADOA caused by OPA1 haploinsufficiency.

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

Current Treatments

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

Preclinical data

We previously identified a novel exon inclusion event (“Exon X”) in OPA1 that leads to non-productive mRNA due to introduction of a premature termination codon (“PTC”) (exhibit 15 below). Our preclinical studies showed that our ASOs blocked the incorporation of Exon X with consequent dose-dependent increase in productive OPA1 mRNA and protein due to reduction of Exon X-directed non-sense mediated decay (“NMD”) of OPA1 mRNA (exhibit 16 below). We have now demonstrated that a single injection of ASO-14 surrogate in the rabbit eye leads to a dose-dependent increase in ASO accumulation in the retina that correlated with an increase in target engagement (removal of Exon X) and an increase in OPA1 protein (exhibit 17 below). The study was conducted using female New Zealand white rabbits that were injected with a single dose of vehicle alone or vehicle containing ASO (n=3/group). On Days 15 and 29, the retinal tissue was collected and analyzed. Retinal exposure of ASO-14 surrogate (ST-1102) was elevated with increased dosing, dose-dependent target engagement was seen at all three time-points examined, and protein increase of OPA1 protein was observed at both Day 15 and Day 29 of the study. We further showed that in OPA1 haploinsufficient human cells, ASO-14-mediated increase in OPA1 protein translates to improved mitochondrial function as measured by the substantial restoration of ATP levels in the treated cells (exhibit 18 below). ATP is produced by the mitochondria and is the key energy carrying molecule in cells. We observed a 20% ATP deficit in OPA1 +/- HEK293. Treatment with ASO-14 restored ATP levels to ~90% of control cells.

Exhibit 15: A representation of the non-productive mRNA splicing event in OPA1

Exhibit 16: Inhibition of NMD with cycloheximide allows for evaluation of the abundance of this event in vitro

Exhibit 17: Rabbit ASO demonstrates dose-dependent OPA1 protein increase in rabbit retina

Source: Venkatesh A, et al. Antisense oligonucleotide mediated increase of OPA1 expression using TANGO technology for treatment of autosomal dominant optic atrophy. Presented at The Association for Research in Vision and Ophthalmology; May 3-7, 2020; Baltimore, MD.

Exhibit 18: Human ASO demonstrates ATP upregulation in OPA1 haploinsufficient HEK293 cells

ASO treatment increased ATP levels in OPA1 deficient cells

P value 0.0006
P value <0.0001
1.2
1.0
0.8
0.6
0.4
0.2
0.0
ATP/total protein
Mock
ASO-14
Mock
ASO-14
N= 3
OPA1+/+
OPA1+/-

ASO treatment increased OPA1 protein levels

P value <0.0001
P value <0.0001
P value 0.0006
150
125
100
75
50
25
0
Normalized OPA1/actin expression
Mock
ASO-14
Mock
ASO-14
N= 1
OPA1+/+
OPA1+/-

*one-way ANOVA
#t-test

Source: Stoke data

In May 2021, we presented new preclinical efficacy data at The Association for Research in Vision and Ophthalmology (ARVO) Annual Meeting demonstrating that our TANGO ASOs can increase OPA1 protein levels and improve mitochondrial function in human cells derived from ADOA patients with different OPA1 mutations. Exhibit 19 below demonstrates that our TANGO ASO increases OPA1 protein and ATP linked mitochondrial respiration in ADOA patient cells.

Exhibit 19: TANGO ASO increases OPA1 protein and ATP linked mitochondrial respiration in ADOA patient cells

Source (left graph): Stoke data Source (right graph): Venkatesh A, et al. Antisense oligonucleotide mediated increase in OPA1 improves mitochondrial function in fibroblasts derived from patients with autosomal dominant optic atrophy (ADOA). Presented at The Association for Research in Vision and Ophthalmology; May 1-7, 2021.

As with STK-001 for Dravet syndrome, our study and development of STK-002 and the use of our TANGO technology to treat ADOA is subject to the risks and uncertainties stemming from the COVID-19 pandemic, which may directly or indirectly impact our ability to pursue this new target, and the timing in which we do so.

Additional product opportunities

We are also advancing additional programs focused on multiple targets, including haploinsufficiency diseases of the CNS and eye. These tissues are affected in many severe genetic diseases.

Longer-term, we believe that ASOs designed using TANGO may have the potential to upregulate non-mutated genes in biological pathways to treat diseases or conditions caused by multiple genes or are multifactorial, such as autoimmune diseases, aging and cancer. For these diseases, we intend to opportunistically secure partnerships with biopharmaceutical partners whose scientific, development or commercial capabilities complement our own.

Acadia License and Collaboration Agreement

In January 2022, we entered into a license and collaboration agreement with Acadia Pharmaceuticals Inc. (“Acadia”) for the discovery, development and commercialization of novel RNA-based medicines for the treatment of severe and rare genetic neurodevelopmental diseases of the CNS. The agreement focuses on the targets SYNGAP1, MECP2 (Rett syndrome), and an undisclosed neurodevelopmental target of mutual interest. In connection with each target, we will collaborate with Acadia to identify potential treatments for further development and commercialization as licensed products. With respect to SYNGAP1, we have agreed with Acadia to co-develop and co-commercialize licensed products for such target globally, and in connection therewith we granted to Acadia worldwide, co-exclusive (with us) licenses for such licensed products. With respect to MECP2 and the neurodevelopmental target, we granted to Acadia worldwide, exclusive licenses to develop and commercialize licensed products for such targets.

Pursuant to the terms of the agreement, we received an upfront payment of $60 million from Acadia. Acadia agreed to fund the research to identify potential licensed products for MECP2 and the neurodevelopmental target, and we will equally fund with Acadia the research to identify potential licensed products for SYNGAP1. We are eligible to receive up to $907,500,000 in potential total milestone payments based upon the achievement of certain development, regulatory, first commercial sales and sales milestone events across the programs for the three targets, assuming each milestone were achieved at least once. With respect to licensed products for MECP2 and the neurodevelopmental target, we are also eligible to receive tiered royalties at percentages ranging from the mid-single digits to the mid-teens on future net sales by Acadia of licensed products worldwide. Royalties payable under the agreement are subject to standard royalty reductions. For SYNGAP1 licensed products that we are co-developing and co-commercializing, we will be responsible for 50% of the development and commercialization costs and will receive 50% of the profits from global commercialization.

With respect to each SYNGAP1 licensed product being co-developed or co-commercialized, the agreement will remain in effect, unless earlier terminated, until the parties have agreed to permanently abandon the further development and commercialization of such licensed product. With respect to licensed products for MECP2 and the neurodevelopmental target, the agreement will remain in effect, unless earlier terminated, until the expiration, on a country-by-country and licensed product-by-licensed product basis, of the applicable royalty term, at which point the license for such licensed product shall become fully paid-up, royalty-free, perpetual and irrevocable in such country.

The agreement also contains customary provisions for termination by Acadia for convenience and by either party for cause, including for material breach (subject to cure). We have standard reversion rights in connection with certain early termination events.

SYNGAP1 syndrome is a rare neurological disorder characterized by moderate to severe intellectual disability that is evident in early childhood. Mutations in the SYNGAP1 gene (which produces the SynGAP protein) were first identified in 2009 and since then, an increasing number of children with SYNGAP1 syndrome have been identified. Normal levels of SynGAP protein are essential for proper brain function and development. Mutations in the SYNGAP1 gene also play an important role in the development of epileptic encephalopathies (DEEs). The severity and onset of symptoms can vary from patient to patient. SYNGAP1 syndrome is characterized by developmental delay or intellectual disability, generalized epilepsy, and autism spectrum disorder (ASD) and other behavioral abnormalities. More than 80% of cases of SYNGAP1 syndrome are caused by a haploinsufficiency of the SYNGAP1 gene. SYNGAP1 syndrome is estimated to account for 1% to 2% of all intellectual disability cases. There are currently no approved treatments for SYNGAP1 syndrome.

Rett syndrome is a rare, debilitating neurological disorder that occurs primarily in females following apparently normal development for the first six months of life. Rett syndrome is often misdiagnosed as autism, cerebral palsy, or non-specific developmental delay. Rett syndrome is caused by mutations on the X chromosome on a gene called MECP2. There are more than 200 different mutations found on the MECP2 gene that interfere with its ability to generate a normal gene product. Rett syndrome occurs worldwide in approximately one of every 10,000 to 15,000 female births and in the United States impacts 6,000 to 9,000 patients. Rett syndrome causes problems in brain function that are responsible for cognitive, sensory, emotional, motor and autonomic function. Typically, with symptoms presenting between 6 to 18 months of age, patients experience a period of rapid decline with loss of purposeful hand use (fine motor skills), development of hand stereotypies, absent or impaired mobility (gross motor skills), loss of communication skills (including eye contact) and inability to independently conduct activities of daily living. Symptoms also include seizures, disorganized breathing patterns, an abnormal side-to-side curvature of the spine (scoliosis), and sleep disturbances. Currently, there are no FDA-approved medicines for the treatment of Rett syndrome.

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

To date, our third party contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and other third-party vendors have been able to continue to provide services and supply reagents, materials, and products and currently do not anticipate any significant disruption in services or interruptions in supply. We have pursued mitigation strategies to keep key research activities on track. Our third-party CMOs continue to operate their manufacturing facilities at or near normal levels. While we currently do not anticipate any significant interruptions in our manufacturing processes, it is possible that the COVID-19 pandemic and response efforts may have an impact in the future on our third-party suppliers and CMO’s ability to manufacture reagents, materials, or products that we need to use in our research and clinical trial. However, we are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our expenses, our observational study, our clinical trials, and our ability to hire and retain employees.

Our ability to continue our clinical trials and our observational study may be adversely affected, directly or indirectly, by the COVID-19 pandemic. Currently we are monitoring patient enrollment and participation in our clinical trials and our observational study, including the duration and degree to which we may see declines in enrollment, delays in conducting in-person follow-ups, and disruptions in our ability to monitor patients due to hospitals closing sites or diverting the resources that are necessary to conduct our clinical trials and our observational study. While we continue to enroll and dose patients in our clinical trials at sites across the United States and the United Kingdom, we take into consideration that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trial activities due to hospitals closing sites and/or diverting the resources that are necessary to conduct clinical trials. We are pursuing approaches to help mitigate the impact to our clinical trials. Currently we have not experienced any significant delays in our clinical trials due to COVID-19.

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

Our office-based employees had been primarily working from home from early March 2020 through early September 2021. Since then, our office-based staff have been working in a hybrid-model fluctuating between work from home and work from the office. Throughout the pandemic, we continue to ensure that essential staffing levels in our operations remain in place, including maintaining key personnel in our laboratories

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in this annual report.

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

If our current product candidate, STK-001, is approved for the treatment of Dravet syndrome, it may compete with other products currently marketed or in development. Currently marketed anti-seizure medicines (ASMs) range from cannabidiols, such as Jazz Pharmaceuticals’ Epidiolex, Fintepla® (fenfluramine) from Zogenix, to GABA receptor agonists, such as clobazam and stiripentol, to glutamate blockers, such as topiramate. Companies such as Ovid Therapeutics/Takeda, Xenon Pharmaceuticals, Eisai Pharmaceuticals, Longboard Pharmaceuticals and Encoded Therapeutics are also developing treatments for Dravet syndrome. Many of the currently marketed ASMs are available as generics. In addition, numerous compounds are in clinical development for treatment of epilepsy. To our knowledge, the clinical development pipeline includes cannabinoids, 5-HT release stimulants, cholesterol 24-hydroxylase inhibitors, and sodium channel antagonists from a variety of companies. Importantly, we believe none of the drugs in clinical development address the underlying genetic cause of Dravet syndrome.

Our second product candidate, STK-002, is in development for treatment of Autosomal Dominant Optic Atrophy (ADOA). There are no products currently marketed or in clinical development for treatment of ADOA. To our knowledge, there are also very limited preclinical development efforts beyond our product candidate. PYC Therapeutics is developing a cell penetrating peptide PMO conjugated to ASO for treatment of ADOA.

Many of our competitors, either alone or with strategic partners, have substantially greater financial, technical, and human resources than we do. Accordingly, our competitors may be more successful than us in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining approval for treatments and achieving widespread market acceptance, rendering our treatments obsolete or non-competitive. Merger and acquisition activity in the biotechnology and biopharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity could be substantially limited if our competitors develop and commercialize products that are more effective, safer, less toxic, more convenient or less expensive than our comparable products. In geographies that are critical to our commercial success, competitors may also obtain regulatory approvals before us, resulting in our competitors building a strong market position in advance of the entry of our products. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of other drugs. The key competitive factors affecting the success of all of our programs are likely to be their efficacy, safety, convenience and availability of reimbursement.

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

With respect to our TANGO platform, we have exclusively licensed intellectual property for our TANGO technology from the University of Southampton and Cold Spring Harbor Laboratory, which includes issued U.S. and foreign patents and pending U.S. and foreign patent applications that cover the TANGO mechanisms. As of December 31, 2021, the issued U.S. patents, issued foreign patents, pending U.S. patent applications and pending foreign patent applications that we have licensed from the University of Southampton are anticipated to expire between 2035 and 2036, absent any patent term adjustments or extensions. As of December 31, 2021, the issued U.S. patents, pending U.S. patent applications and pending foreign patent applications that we have licensed from Cold Spring Harbor Laboratory are anticipated to expire in 2035, absent any patent term adjustments or extensions.

Separately, we have filed patent applications with claims that are intended to cover compositions of matter of oligonucleotides designed to target specific elements in genes for many genetic diseases that we believe are amenable to upregulation of target protein expression using our TANGO platform. As of December 31, 2021, any patents that may issue from these currently pending patent applications, including PCT international applications, U.S. patent applications, and foreign patent applications, are expected to expire between 2036 and 2042, absent any patent term adjustments or extensions.

With respect to STK-001, as of December 31, 2021, we have exclusively licensed U.S. patents that cover the mechanism of action of STK-001, as well as foreign patents and pending foreign patent applications. The issued patents and any patents that may issue from these pending patent applications are expected to expire between 2035 and 2036, absent any patent term adjustments or extensions. As of December 31, 2021, we also own U.S. patents, a pending U.S. patent application, a PCT international application, foreign patents and pending foreign patent applications relating to STK-001, and the U.S. patent any patents that may issue from these pending patent applications are expected to expire between 2038 and 2040, absent any patent term adjustments or extensions.

With respect to STK-002, as of December 31, 2021, we have exclusively licensed U.S. patents that cover the mechanism of action of STK-002, as well as foreign patents and pending foreign patent applications. The issued patents and any patents that may issue from these pending patent applications are expected to expire between 2035 and 2036, absent any patent term adjustments or extensions. As of December 31, 2021, we also own a pending U.S. patent application, a PCT international application, and pending foreign patent applications relating to STK-002, and any patents that may issue from these pending patent applications are expected to expire between 2038 and 2041, absent any patent term adjustments or extensions.

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

License and research agreements

In July 2015, we entered into a worldwide license agreement (the “CSHL Agreement”), with CSHL, with respect to TANGO patents. The CSHL Agreement was subsequently amended in May 2019 and in July 2020. Under the CSHL Agreement, we receive an exclusive (except with respect to certain government rights and non-exclusive licenses), worldwide license under certain patents and applications relating to TANGO. As part of the CSHL Agreement, we granted CSHL 164,927 shares of common stock valued based on an independent appraisal at approximately $0.07 million. The CSHL Agreement obligates us to make additional payments that are contingent upon certain milestones being achieved. We are also required to pay royalties, tiered based on the scope of patent coverage for each licensed product, ranging from a low-single digit percentage to a mid-single digit percentage on annual net sales. These royalty obligations apply on a licensed product-by-licensed product and country-by-country basis until the latest of (i) the expiration of the last valid claim of a CSHL patent covering the applicable licensed product or (ii) the expiration of any regulatory exclusivity for the applicable licensed product. In addition, if we sublicense the rights under the CSHL Agreement, we are required to pay a maximum of twenty percent of the sublicense revenue to CSHL, which may be reduced to a mid-teens or a mid-single digit percentage upon achievement of certain clinical milestones for the applicable licensed product. Finally, we are required to pay an annual license maintenance fee of $0.01 million, which amount is creditable against any owed royalty or milestone payments. The maximum aggregate potential milestone payments payable total approximately $0.9 million. Additionally, certain licenses under the CSHL Agreement require us to reimburse CSHL for certain past and ongoing patent related expenses, however there were no expenses related to these reimbursable patent costs during the years ended December 31, 2021 and 2020.

In April 2016, we entered into an exclusive, worldwide license agreement with the University of Southampton, (the “Southampton Agreement”), whereby we acquired rights to foundational technologies related to our TANGO technology. Under the Southampton Agreement, we received an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. As part of the Southampton Agreement, we paid 0.06 million pounds sterling (approximately $0.07 million as of the date thereof) as an up-front license fee. Under the Southampton Agreement, we may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if we sublicense our rights under the Southampton Agreement, we are required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. The maximum aggregate potential milestone payments payable by us totaled approximately 0.4 million pounds sterling (approximately $0.5 million as of December 31, 2021). As of December 31, 2021, and December 31, 2020, we had recorded no liabilities under the Southampton Agreement. Additionally, certain licenses under the Southampton Agreement require the Company to reimburse the University of Southampton for certain past and ongoing patent related expenses. For the three months ended December 31, 2021 these expenses were $0.03 million compared to $0.05 million for three months ended December 31, 2020 and for the year ended December 31, 2021 these expenses were $0.12 million compared to $0.09 million for the year ended December 31, 2020.

Government regulation

FDA approval process

In the United States, pharmaceutical products are subject to extensive regulation by FDA. The Federal Food, Drug, and Cosmetic Act (the “FDCA”) and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. regulations may subject a company to a variety of administrative or judicial sanctions, such as a clinical hold, FDA refusal to approve pending new drug applications, or NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

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

Preclinical requirements include laboratory evaluation of product chemistry, formulation, pharmacology and toxicity studies in animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLP. The results of preclinical testing are submitted to FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. The clinical trial proposed in the IND may begin after a safe to proceed communication is received from the FDA.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice (“GCP”), an international standard designed to protect the rights and health of patients and to define the roles, qualifications and responsibilities of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order a clinical hold, which is the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. If FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (“IRB”), for approval. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

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

After completion of the required clinical testing, an NDA is prepared and submitted to FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently $3,117,218 for fiscal year 2022, and the applicant under an approved NDA is also subject to an annual program fee, currently $369,413 for each prescription drug product. These fees are typically increased annually. Sponsors of applications for drugs granted Orphan Drug Designation are exempt from these user fees.

FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. FDA may request additional information rather than file an NDA. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before FDA files it. Once the submission is accepted for filing, FDA begins an in-depth review. FDA has agreed to certain performance goals in the review of new drug applications to encourage timeliness. Most applications for standard review drug products are reviewed within ten to twelve months of the date of submission of the new drug application to FDA; the target review period for priority review drugs is six months from the date of filing (accepted for review by the FDA) of the new drug application. Priority review can be applied to an application for a drug that treats a serious condition and if approved would provide a significant improvement in safety or effectiveness over existing treatments or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

Before approving an NDA, FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, FDA will inspect the facility or the facilities at which the drug substance and drug product are manufactured. FDA will not approve the product unless compliance with current good manufacturing practices (“cGMPs”) is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for FDA to reconsider the application. Even after an applicant submits additional information, FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If, or when, those deficiencies have been addressed to FDA’s satisfaction in a resubmission of the NDA, FDA will issue an approval letter. FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. FDA may also require a REMS for a drug that is already on the market if it determines, based on new safety information, that a REMS plan is necessary to ensure that the products benefits outweigh its risks.

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

Fast Track Designation, Breakthrough Designation, Accelerated Approval, and Priority Review

The following four FDA programs are intended to facilitate and expedite development and review of new drugs to address unmet medical need in the treatment of a serious or life-threatening condition: fast track designation, breakthrough therapy designation, accelerated approval, and priority review.

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

Breakthrough Therapy Designation may be granted by the FDA to the development of a new drug and also for a new use or indication of an approved drug. This designation requires preliminary clinical evidence of a treatment effect that may represent substantial improvement over available therapies for the treatment of a serious condition. FDA expects that such evidence generally would be derived from early phase trials such as phase 1 or 2 trials. For purposes of Breakthrough Therapy Designation, preliminary clinical evidence refers to evidence that is sufficient to indicate that the drug may demonstrate substantial improvement in effectiveness or safety over available therapies. A Breakthrough Therapy Designation conveys more intensive FDA guidance on an efficient drug development program. FDA also has an organizational commitment to involve senior management in such guidance. Such guidance may include holding meetings with the sponsor and review team throughout the development of the drug, providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the non-clinical and clinical data necessary for approval is as efficient as possible, and taking steps to ensure that the design of the clinical trials is as efficient as practicable, when scientifically appropriate, such as by minimizing the number of patients exposed to a potentially less efficacious treatment.

The FDA’s accelerated approval pathway is available under FDA’s accelerated approval regulations and under the FDCA for drugs that have been granted Fast Track designation. FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

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

A drug candidate is eligible for priority review, or review within a six-month time frame from the time an NDA is filed by FDA, if the drug candidate is intended for the treatment, diagnosis or prevention of a serious or life-threatening condition, demonstrates the potential to address an unmet medical need, or provides a significant improvement compared to marketed drugs.

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

A voucher may be awarded only for an approved rare pediatric disease product application. A rare pediatric disease product application is an NDA or a Biologics License Application (“BLA”) for a product that treats or prevents a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years; in general, the disease must affect fewer than 200,000 such individuals in the U.S.; the NDA must be deemed eligible for priority review; the NDA must not seek approval for a different adult indication (i.e., for a different disease/condition); the product must not contain an active ingredient that has been previously approved by FDA; and the NDA must rely on clinical data derived from studies examining a pediatric population such that the approved product can be adequately labeled for the pediatric population. Before NDA approval, FDA may designate a product in development as a product for a rare pediatric disease, but such designation is not required to receive a voucher.

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

The voucher, which is transferable to another sponsor, may be submitted with a subsequent NDA or biologics license application, or BLA, and entitles the holder to priority review of the accompanying NDA or BLA. The sponsor submitting the priority review voucher must notify FDA of is intent to submit the voucher with the NDA or BLA at least 90 days prior to submission of the NDA or BLA and must pay a priority review user fee in addition to any other required user fee ($1,226,651 in fiscal year 2022). FDA must take action on an NDA or BLA under priority review within six months of filing the NDA or BLA by FDA.

On December 27, 2020, the Rare Pediatric Disease Priority Review Voucher Program was extended. Under the current statutory sunset provisions, after September 30, 2024, FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the drug, and that designation was granted by September 30, 2024. Without further statutory amendments, after September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers.

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

Disclosure of clinical trial information

Sponsors of clinical trials of FDA regulated products, including drugs, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. The government recently released a regulation and policy to expand and enhance the requirements related to registering and reporting the results of clinical trials, which may result in greater enforcement of these requirements in the future.

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

Further, pursuant to the ACA, the Centers for Medicare & Medicaid Services (the “CMS”) has issued a final rule that requires manufacturers of prescription drugs to collect and report annually information on certain payments or transfers of value to physicians, physician assistants, certain types of advance practice nurses and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, such providers, and to report annually certain ownership and investment interests held by physicians and their immediate family members. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

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

Possible Change in Law or Policy

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices.   On September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The HHS plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. Many similar proposals, including the plans to give Medicare Part D authority to negotiate drug prices, require drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation, and cap out-of-pocket costs, have already been included in policy statements and legislation currently being considered by Congress. It is unclear to what extent these and other statutory, regulatory, and administrative initiatives will be enacted and implemented.

Foreign regulation

Clinical Trials

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates to the extent we choose to sell any products outside of the United States. For clinical trials, many countries outside of the United States have a similar process that requires the submission of a clinical study application similar to the process in the United States. However, the specific requirements governing the conduct of clinical trials vary greatly from country to country. In the European Union, for example, clinical trials are governed by the new EU Regulation on Clinical Trials (Reg. EU No. 536/2014) (the “CTR”) that has become applicable on January 31, 2022. The CTR stipulates the process of obtaining competent authority approval for clinical trials. Under the CTR, trial sponsors submit their application for approval via an EU Portal. While the procedure for approval is conducted in a coordinated manner among the concerned EU Member States as provided under the CTR, the approvals will still have to be granted by the competent authorities of the EU Member States where a trial takes place. The CTR has streamlined the process for the application and granting of the approvals in comparison with the predecessor legislation, Directive 2001/20/EC on clinical trials (the “CTD”). However, the process of obtaining clinical trial approval in the EU is still complex and can significantly delay the start of a multinational clinical trial.

Following the United Kingdom’s exit from the European Union on December 31, 2020, different rules apply in the United Kingdom from the European Union.

Approval and Reimbursement

Whether or not we obtain FDA approval for a product, we must obtain approval or licensing of a product by regulatory authorities of foreign countries before we can commence marketing of the product in those countries. The approval processes for both approval and marketing of commercial drugs vary from country to country and the time may be longer or shorter than that required for FDA approval.

The requirements governing the product licensing, pricing and reimbursement vary greatly from country to country. As in the United States, post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution would apply to any product that is approved outside the United States.

To obtain regulatory approval of a medicinal product under EU regulatory systems, a sponsor must submit a marketing authorization application. The grant of marketing authorization in the EU is governed by Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community Code and Regulation (EC) No 726/2004 of the European Parliament and of the Council of 31 March 2004 laying down Community procedures for the authorization and supervision of medicinal products for human and veterinary use and establishing the European Medicines Agency (the “EMA”), commonly referred to as the EMA Regulation. In addition, Regulation 1394/2007/EC on advanced therapy medicinal products (“ATMP”) lays down specific rules concerning the authorization, supervision and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products and tissue engineered products. The EMA’s Committee for Advanced Therapies (“CAT”) is responsible for assessing the quality, safety and efficacy of ATMP. The role of CAT is to prepare a draft opinion on an application for marketing authorization for an ATMP candidate. EMA then provides a final opinion regarding the application for marketing authorization. The European Commission grants or refuses marketing authorization after the EMA has delivered its opinion.

Innovative medicinal products are authorized in the EU on the basis of a full marketing authorization application (as opposed to an application for marketing authorization that relies, in whole or in part, on data in the marketing authorization dossier for another, previously approved medicinal product). Applications for marketing authorization for innovative medicinal products must contain the results of pharmaceutical tests, preclinical tests and clinical trials conducted with the medicinal product for which marketing authorization is sought.

EU legislation provides for a system of regulatory data and market exclusivity. According to Article 14(11) of the EMA Regulation, and Article 10(1) of the Community Code, upon receiving marketing authorization, new chemical entities approved on the basis of complete independent data package benefit from eight years of data exclusivity and an additional two years of market exclusivity. Data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder, or MAH, obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the innovator is able to gain the period of data exclusivity, another company nevertheless could also market another version of the drug if such company obtained marketing authorization based on an application with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials. Depending upon the timing and duration of the EU marketing authorization process, products may be eligible for up to five years’ supplementary protection certificates, or SPC, pursuant to Regulation (EC) No 469/2009. Such SPC extend the rights under the basic patent for the drug.

Products authorized as “orphan medicinal products” in the EU are entitled to benefits additional to those granted in relation to innovative medicinal products. In accordance with Article 3 of Regulation (EC) No. 141/2000 of the European Parliament and of the Council of 16 December 1999 on orphan medicinal products, a medicinal product may be designated as an orphan medicinal product if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the incentives derived from orphan medicinal product status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. Further guidance on such criteria is provided in European Commission Regulation (EC) No. 847/2000 of 27 April 2000 laying down the provisions for implementation of the criteria for designation of a medicinal product as an orphan medicinal product and definitions of the concepts “similar medicinal product” and “clinical superiority”. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and following grant of a marketing authorization, EMA and the EU Member States’ competent authorities are not permitted to accept another application for a marketing authorization, or grant a marketing authorization or accept an application to extend an existing marketing authorization, for the same therapeutic indication of a similar medicinal product for ten years following grant or authorization. The application for orphan drug designation must be submitted before the application for marketing authorization. The applicant may receive a fee reduction for the marketing authorization application if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The 10-year market exclusivity that an orphan drug enjoys may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product during the 10-year period of market exclusivity for the same therapeutic indication at any time if:

•	The second applicant can establish in its application that its product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior;
•	The holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or

•	The holder of the marketing authorization for the original orphan medicinal product cannot supply enough orphan medicinal product.

Similar to obligations imposed in the United States, medicinal products authorized in the EU may be subject to post-authorization obligations, including the obligation to conduct Post Marketing Safety Studies (“PASS”) or Post Marketing Efficacy Studies (“PAES”).

Reimbursement for medicinal products is still an area that is not harmonized in the EU, but largely governed by EU Member States’ laws. At EU level, Council Directive 89/105/EEC (the “Price Transparency Directive”) aims to ensure that pricing and reimbursement mechanisms established in EU Member States are transparent and objective, do not hinder the free movement and trade of medicinal products in the EU and do not hinder, prevent or distort competition on the market. The Price Transparency Directive does not, however, provide any guidance concerning the specific criteria based on which pricing and reimbursement decisions are to be made in individual EU Member States. Neither does it have any direct consequence for pricing or levels of reimbursement in individual EU Member States. The national authorities of the individual EU Member States are free to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and/or reimbursement of medicinal products for human use. Individual EU Member States adopt policies according to which a specific price or level of reimbursement is approved for the medicinal product. Other EU Member States adopt a system of reference pricing, basing the price or reimbursement level in their territory either, on the pricing and reimbursement levels in other countries, or on the pricing and reimbursement levels of medicinal products intended for the same therapeutic indication. Furthermore, some EU Member States impose direct or indirect controls on the profitability of the company placing the medicinal product on the market.

Health Technology Assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in EU Member States. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of the use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the national healthcare system. Those elements of medicinal products are compared with other treatment options available on the market.

The outcome of HTA may influence the pricing and reimbursement status for specific medicinal products within individual EU member states. The extent to which pricing and imbursement decisions are influenced by the HTA of a specific medicinal product vary between the EU Member States.

A new EU Regulation on HTA was adopted on December 13, 2021, Regulation (EU) 2021/2282 of the European Parliament and of the Council of 15 December 2021 on health technology assessment and amending Directive 2011/24/EU (“HTA Regulation”). It will become applicable on January12, 2025. The HTA Regulation covers new medicines and certain new medical devices, “providing the basis for permanent and sustainable cooperation at the EU level for joint clinical assessments in these areas.” Member states will be able to use common HTA tools, methodologies and procedures across the EU, working together in four main areas: 1) joint clinical assessments focusing on the most innovative health technologies with the most potential impact for patients; 2) joint scientific consultations whereby developers can seek advice from HTA authorities; 3) identification of emerging health technologies to identify promising technologies early; and 4) continuing voluntary cooperation in other areas. Individual member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

In the United Kingdom and following the United Kingdom’s exit from the European Union, EU medicines regulation has been adopted as standalone United Kingdom legislation with some amendments to reflect procedural and other requirements with respect to marketing authorizations and other regulatory provisions.

In order to market a medicinal product in the United Kingdom, a license or marketing authorization must be obtained from the United Kingdom Medicines and Healthcare Products Regulatory Agency (the “MHRA”). The United Kingdom legislation includes multiple assessment routes for applications for medicinal products, including a 150-day national assessment or a rolling review application. Further, and for a transitional period until December 31, 2022, the MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure. In addition, the MHRA has the power to have regard to marketing authorizations approved in EU member states.

The MHRA reviews applications for orphan designation at the time of a marketing authorization application or as part of a subsequent variation to that authorization. To qualify for orphan designation, a medicine must meet certain criteria in the United Kingdom including that the medicine for the treatment, prevention or diagnosis of a disease that is life-threatening or chronically debilitating, the prevalence of the condition must not be more than 5 in 10,000 or it must be unlikely that the marketing would generate sufficient returns to justify investment and no satisfactory method of diagnosis, prevention or treatment must exist in Great Britain or, if such a method exists the medicine must be of significant benefit to those affected by the condition. On grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication starting from the date of first approval of the product in Great Britain.

The United Kingdom has adopted new legislation, the Medicines and Medical Devices Act 2021 and may make changes to the licensing or authorization of medicines in the future. The separate UK authorization system, albeit with transitional recognition procedures in the UK, may lead to additional regulatory costs. In addition, further regulatory costs will be incurred with respect to the lack of mutual recognition of batch testing and related regulatory measures between the European Union and the United Kingdom.

Reimbursement in the United Kingdom for use by public payors (National Health Service) organizations may depend on a positive technology assessment by the National Institute for Health and Care Excellence (“NICE”). A positive recommendation by NICE would lead to an obligation to fund, subject to terms of that approval, by NHS organizations. In assessing any new medicinal product, NICE will take into account clinical as well as the economic value of the product.

Failure to obtain positive reimbursement recommendations or failure to obtain government and third-party payor reimbursement coverage in foreign countries may affect the marketability and commercial sales of any product candidates for which regulatory approval is received.

Employees and Human Capital Resources

As of December 31, 2021, we had 102 employees, 37 of whom have an M.D. or Ph.D. We have not experienced any work stoppages. None of our employees is represented by a labor union or covered by collective bargaining agreements, and we consider our relationship with our employees to be good.

We seek to attract, hire and retain individuals of diverse backgrounds and of all ages, genders, ethnicities, religions, home countries and sexual orientation. As of December 31, 2021, approximately 57% of our employees are female, and approximately 38% of our management team (which we define as at the vice president level and above) are female. More than one-third of our employees self-identify as racially or ethnically diverse as of December 31, 2021.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive and cash-based performance bonus plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

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

Summary of Risk Factors

An investment in our common stock involves various risks, and prospective investors are urged to carefully consider the matters discussed in the section titled “Risk Factors” prior to making an investment in our common stock. These risks include, but are not limited to, the following:

•

We are early in our development efforts. If we or our collaborators are unable to develop, obtain regulatory approval for and commercialize STK-001, STK-002 and our future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

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
•

Certain of the diseases we seek to treat have low prevalence, and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue growth if STK-001, STK-002 or our future product candidates are approved.

•

If clinical trials of STK-001, STK-002 or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of FDA or foreign regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately may be unable to complete, the development and commercialization of such product candidate.

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
•

STK-001, STK-002 or our future product candidates may cause undesirable and unforeseen side effects or be perceived by the public as unsafe, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences.

•

A Fast Track Designation by the FDA, even if granted for any of our future product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

•

A Breakthrough Therapy Designation by the FDA for STK-001, STK-002 or our future product candidates may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the product candidate will receive marketing approval.

•	Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.
•

The commercial success of our product candidates, including STK-001 and STK-002 will depend upon their degree of market acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community.

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

•

We expect that we will need to raise additional funding before we can expect to become profitable from any potential future sales of STK-001, STK-002 or our future product candidates. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

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

Risks related to product development and regulatory approval

We are early in our development efforts. If we are unable to develop, obtain regulatory approval for and commercialize STK-001, STK-002 and our future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

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

In addition, in November 2020, we announced the nomination of OPA1 as our next target for preclinical development to treat Autosomal Dominant Optic Atrophy (“ADOA”). In November 2021, we announced the nomination of STK-002 as the lead product candidate for the treatment of ADOA and intend to invest significant efforts and financial resources in its development.  Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of TANGO and our product candidates, which may never occur. We currently generate no revenue from sales of any product and we may never be able to develop or commercialize a marketable product.

Each of our programs and product candidates will require preclinical and clinical development, regulatory approval in multiple jurisdictions, obtaining preclinical, clinical and commercial manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. STK-001, STK-002 and our future product candidates must be authorized for marketing by the FDA or certain other foreign regulatory agencies, such as the European Medicines Agency (the “EMA”) or the United Kingdom Medicines and Healthcare products Regulatory Agency (the “MHRA”), before we may commercialize any of our product candidates.

The success of STK-001, STK-002 and our future product candidates depends on multiple factors, including:

•	effective INDs and Clinical Trial Authorizations (“CTAs”) that allow commencement of our planned clinical trials or future clinical trials for our product candidates in relevant territories;
•	our ability to obtain approval from institutional review boards (“IRBs”) or ethics committees to conduct clinical trials at their respective sites;
•

potential delays in enrollment, site visits, evaluations, or dosing of patients participating in clinical trials as hospitals prioritize the treatment of COVID-19 patients or patients decide not to enroll in the study as a result of the COVID-19 pandemic;

•

government regulations that may be imposed in response to the COVID-19 pandemic may restrict the movement of our global supply chain and divert hospital resources that are necessary to administer STK-001, STK-002 or delay the review of future product candidates;

•	the direct and indirect impact of COVID-19 on our business and operations, third party vendors, supply chain, and regulatory approvals;
•

successful completion of preclinical studies, including those compliant with Good Laboratory Practices (“GLP”) or GLP toxicology studies, biodistribution studies and minimum effective dose studies in animals;

•

our ability to reach agreements on acceptable terms with prospective third-party contract research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among CROs and trial sites;

•	successful enrollment and completion of clinical trials compliant with current Good Clinical Practices (“GCPs”);
•	positive results from our clinical programs that are supportive of safety and efficacy and provide an acceptable risk-benefit profile for our product candidates in the intended patient populations;
•	receipt of regulatory approvals from applicable regulatory authorities;
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

STK-001 is currently being evaluated in human clinical trials, and we may experience unexpected or negative results in the future. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. The positive results we have observed for our product candidates in preclinical animal models may not be predictive of our future clinical trials in humans, as mouse models carry inherent limitations relevant to all preclinical studies. In particular, the Dravet syndrome mouse model is more severe than the human disease and provides a shorter post-symptomatic observation period. Trial designs and results from early-phase trials are not necessarily predictive of future clinical trial designs or results, and initial positive results we may observe may not be confirmed in later-phase clinical trials. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development even if they successfully advance through initial clinical trials. We may not be able to demonstrate a disease-modifying effect of STK-001 in our clinical trials in Dravet syndrome patients, even if we are able to demonstrate efficacy on seizure reduction, and we may be similarly unable to demonstrate the efficacy of STK-002 in our ADOA program or other future programs. In addition, our clinical trials to date have necessarily involved relatively small numbers of participants. Therefore, conclusions we draw based upon trial results to date may not be repeatable across larger cohorts of participants or patients with different characteristics. Moreover, even if our clinical trials demonstrate acceptable safety and efficacy of STK-001, STK-002 or our future product candidates, the labeling we obtain through negotiations with the FDA or foreign regulatory authorities may not include data on secondary endpoints and may not provide us with a competitive advantage over other products approved for the same or similar indications.

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

If clinical trials of STK-001, STK-002 or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of FDA or foreign regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately may be unable to complete, the development and commercialization of such product candidate.

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

Clinical trials may be placed on a full or partial clinical hold by the FDA, foreign regulatory authorities, or us for various reasons, including but not limited to: deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols; deficiencies in the clinical trial operations or trial sites; deficiencies in the trial designs necessary to demonstrate efficacy; fatalities or other adverse effects arising during a clinical trial due to medical problems that may or may not be related to clinical trial treatments; the product candidates may not appear to be more effective than current therapies; the quality or stability of the product candidates may fall below acceptable standards; or the data from animal studies are not sufficient to support the anticipated exposure (dose, route of administration, and duration) for the proposed clinical trial.  For example, in March 2020, we announced that the FDA had placed a partial clinical hold on doses of STK-001 above 20 mg in our Phase 1/2a clinical trial (the “MONARCH Study”) based on observations of adverse hind limb paresis in non-human primates, pending additional preclinical testing to determine the safety profile of doses higher than the current no observed adverse effect level. The partial clinical hold remains in place in the MONARCH Study for dosing above 45 mg.  If the partial clinical hold is not lifted, our ability to successfully conclude the MONARCH Study or other studies related to STK-001, and our business, results of operations and financial condition, may be adversely affected.

Even if we complete the necessary preclinical studies and clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than we seek.

Prior to commercialization, STK-001, STK-002, and our other future product candidates must be approved by the FDA pursuant to a new drug application (“NDA”) in the United States and pursuant to similar marketing applications by the EMA and similar regulatory authorities outside the United States. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market STK-001, STK-002 or any of our other future product candidates from regulatory authorities in any jurisdiction. We have no experience in submitting and supporting the applications necessary to gain marketing approvals, and, in the event regulatory authorities indicate that we may submit such applications, we may be unable to do so as quickly and efficiently as desired. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept or file any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate.

Approval of STK-001, STK-002 and our other future product candidates may be delayed or refused for many reasons, including:

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
•

potential delays in enrollment, site visits, evaluations, or dosing of patients participating in the clinical trial as hospitals prioritize the treatment of COVID-19 patients or patients decide to not enroll in the study as a result of the COVID-19 pandemic; and

•

government regulations that may be imposed in response to the COVID-19 pandemic may restrict the movement of our global supply chain, divert hospital resources that are necessary to administer STK-001, STK-002 or our future product candidates.

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

Our business could be materially adversely affected, directly or indirectly, by the widespread outbreak of contagious disease, including the ongoing COVID-19 pandemic and variants of COVID-19, which has spread to many of the countries in which we and our suppliers do business. National, state and local governments in affected regions have implemented and may continue to implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter in place orders and shutdowns, business closures, cancellations of public gatherings and other measures. Organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide.

The COVID-19 pandemic has caused us to modify our business practices including, but not limited to, curtailing or modifying employee travel, moving to partial remote work, and minimizing some physical participation in meetings, events and conferences. Our office-based employees had been working from home from early March 2020 through early September 2021. Since then, our office-based staff have been working in a hybrid-model fluctuating between work from home and work from the office. Throughout the pandemic, we continue to ensure that ensuring essential staffing levels in our operations remain in place, including maintaining key personnel in our laboratories.

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

The COVID-19 pandemic has disrupted business operations. The extent and severity of the impact on our business and clinical trial will be determined largely by the extent of disruptions in the supply chains for STK-001, STK-002 and our future product candidates in other indications, and delays in the conduct of current and future clinical trials. Our ability to continue our observational study may be adversely affected, directly or indirectly, by the COVID-19 pandemic. Currently we are monitoring patient participation in our observational study, including delays in conducting in-person follow-ups and disruptions in our ability to monitor patients due to hospitals closing sites or diverting the resources that are necessary to conduct our observational study to care for COVID-19 patients. For these reasons we expect that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trial activities. In addition, the impact of the COVID-19 pandemic on the operations of the FDA and other health authorities may delay potential approvals of STK-001, STK-002 and our future product candidates.

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

Certain of the diseases we seek to treat have low prevalence, and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue growth if STK-001, STK-002 or our future product candidates are approved.

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

Additionally, our projections of both the number of people who have Dravet syndrome or ADOA, as well as the people with this disease who have the potential to benefit from treatment with our product candidate, are based on estimates derived from a market research study that we commissioned, which may not accurately identify the size of the market for our product candidates. The total addressable market opportunity for STK-001, STK-002 and our future product candidates will ultimately depend upon, among other things, the final labeling for our product candidates, if our product candidates are approved for sale in our target indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients globally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidates, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

Moreover, in light of the limited number of potential patients impacted by Dravet syndrome and ADOA, our per-patient therapy pricing of STK-001, STK-002 and our future product candidates, if approved, must be high in order to recover our development and manufacturing costs, fund additional research and achieve profitability. We may also need to fund patient support programs upon the marketing of a product candidate, which would negatively affect our product revenue. We may be unable to maintain or obtain sufficient therapy sales volumes at a price high enough to justify our development efforts and our sales, marketing and manufacturing expenses. While currently we are not experiencing any significant delays or disruptions to our clinical trial as a result of the global COVID-19 pandemic, we take into consideration that the COVID-19 pandemic may directly or indirectly impact our clinical trial enrollment, dosing, and regulatory approval timelines.

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

In November 2021, we announced the nomination of STK-002 as our lead product candidate for in the treatment of ADOA; however, we are primarily focused on our lead product candidate for Dravet syndrome, STK-001, and we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. Our understanding and evaluation of biological targets for the discovery and development of new product candidates may fail to identify challenges encountered in subsequent preclinical and clinical development. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of any approved product. The FDA closely regulates the post-approval marketing and promotion of drugs and biologics to ensure they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding use of their products. If we promote our product candidates in a manner inconsistent with FDA-approved labeling or otherwise not in compliance with FDA regulations, we may be subject to enforcement action. Moreover, while we believe our product candidates may provide improved safety profiles over existing products, unless we conduct head-to-head studies, we will not be able to make comparative claims for products, if approved. Violations of the Federal Food, Drug, and Cosmetic Act (the “FDCA”) relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws and similar laws in international jurisdictions.

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

To market and sell STK-001, STK-002 and our future product candidates, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Failure to obtain foreign regulatory approvals or non-compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. The United Kingdom’s exit from the European Union (the “EU”), which is referred to as “Brexit,” became fully effective on December 31, 2020. Brexit continues to create political and economic uncertainty, particularly in the United Kingdom and the EU. Prior to Brexit, a significant proportion of the regulatory framework in the United Kingdom was derived from EU directives and regulations. Following Brexit, the United Kingdom retained the EU regulatory regime with certain modifications as standalone UK legislation. Therefore, the UK regulatory regime is currently similar to EU regulations, but the United Kingdom has enacted new legislation, the Medicines and Medical Devices Act. Under this legislation, the UK may adopt changed regulations that may diverge from the EU legislative regime for medicines, including their research, development and commercialization and has issued a consultation document with respect to future changes. Brexit may lead to additional regulatory costs and could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the EU.

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

STK-001, STK-002 or our future product candidates may cause undesirable and unforeseen side effects or be perceived by the public as unsafe, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences.

Although other ASOs have received regulatory approval, our method of seeking to upregulate protein expression by targeting the underlying genetic causes of haploinsufficiencies presents a new approach to disease treatment, which means there is uncertainty associated with the safety profile of STK-001, STK-002 or our future product candidates and drugs in the antisense oligonucleotide class.

In addition to side effects caused by our product candidates, the intrathecal or intravitreal administration process or related procedures also can cause adverse side effects. If any such adverse events occur, our clinical trials could be suspended or terminated. If we are unable to demonstrate that any adverse events were caused by the administration process or related procedures, the FDA, the European Commission, the EMA, the UK MHRA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we can demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may adversely affect our business, financial condition, results of operations and prospects significantly. Finally, SPINRAZA, which is produced by Biogen Inc., is an ASO therapy utilizing intrathecal delivery, and if SPINRAZA is found to cause undesirable side effects or to be unsafe due to a potential class effect, it may adversely affect demand for STK-001 and our other future product candidates. Other

ASOs in clinical development utilizing intrathecal delivery could also generate data that could adversely affect the clinical, regulatory or commercial perception of STK-001 and our other future product candidates.

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

A Fast Track Designation by the FDA, even if granted for any of our future product candidates, or any use of the accelerated approval pathway, may not lead to a faster development or regulatory review or approval process, and would not increase the likelihood that our product candidates will receive marketing approval.

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

We may also seek accelerated approval for our product candidates. Under the FDA’s accelerated approval program, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Full approval of another product for the same indication as any of our product candidates for which we are seeking accelerated approval may make accelerated approval of our product candidates more difficult. For drugs granted accelerated approval, post-marketing confirmatory trials are required to describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence and in general the FDA may require that the trial be designed and/or initiated prior to approval. All promotional materials for product candidates approved via accelerated approval are subject to prior review by the FDA. Moreover, the FDA may withdraw approval of any product candidate or indication approved under the accelerated approval pathway if, for example:

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

A Breakthrough Therapy Designation by the FDA for STK-001, STK-002 or our future product candidates may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the product candidate will receive marketing approval.

We may seek a Breakthrough Therapy Designation for STK-001, STK-002 or one or more of our future product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the NDA.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form at this time. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021, and closed on August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is uncertain how any such challenges and the healthcare measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2030 with the exception of a temporary suspension from May 1, 2020, through March 31, 2022, due to the COVID-19 pandemic, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations. Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try

Act of 2017 was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA authorization under an FDA expanded access program; however, manufacturers are not obligated to provide investigational new drug products under the current federal right to try law. We may choose to seek an expanded access program for our product candidates, or to utilize comparable rules in other countries that allow the use of a drug, on a named patient basis or under a compassionate use program.

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

We may be unsuccessful in obtaining Orphan Drug Designation or transfer of designations obtained by others for future product candidates. And, even if we obtain such designation, we may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity, for STK-001, STK-002 or our future product candidates.

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

The orphan drug exclusivity contained in the Orphan Drug Act has been the subject of recent scrutiny from the press, from some members of Congress and from some in the medical community. Furthermore, the FDA’s interpretations of the Orphan Drug Act have not been successfully challenged in court and future court decisions could continue that trend. There can be no assurances that the exclusivity granted to orphan drugs approved by the FDA will not be modified in the future, or as to how any such changes might affect our products, if approved.

A Rare Pediatric Disease designation by the FDA does not guarantee that the NDA for the product will qualify for a priority review voucher upon approval, and it does not lead to a faster development or regulatory review process, or increase the likelihood that STK-001, STK-002 or our future product candidates will receive marketing approval.

Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying NDA for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent Biologics License Application or NDA. We may seek Rare Pediatric Disease designations for STK-001 or any future product candidates. If a product candidate is designated before September 30, 2024, it is eligible to receive a voucher if it is approved before September 30, 2026. However, there is no expectation that STK-001, STK-002 or our future product candidates will be designated or approved by those dates, or at all, or that the program will be further extended, and, therefore, we may not be in a position to obtain any priority review vouchers. Additionally, designation of a drug for a rare pediatric disease does not guarantee that an NDA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease Designation does not lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval.

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

•

the federal Physician Payment Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually payments and other transfers of value to physicians, physician assistants, certain types of advance practice nurses and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, such providers, and to report annually certain ownership and investment interests held by physicians and their immediate family, which includes annual data collection and reporting obligations; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

Ethical, social and legal concerns about genetic treatments generally could result in additional regulations restricting or prohibiting our product candidates. Even with the requisite approvals from the FDA, the EMA and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, on the acceptance of providers, patients and third-party payors of drugs designed to increase protein expression in general, and our product candidates in particular, as medically necessary, cost-effective and safe. In addition, we may face challenges in seeking to establish and grow sales of STK-001, STK-002 and any future product candidates, including acceptance of intravitreal injection, the lumbar puncture and intrathecal administration, which carries risks of infection or other complications. Any product that we commercialize may not gain acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of genetic medicines and, in particular, STK-001, STK-002 and our future product candidates, if approved for commercial sale, will depend on several factors, including:

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

We expect that coverage and reimbursement by third-party payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of STK-001, STK-002 and our future product candidates will depend substantially, both domestically and internationally, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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

If third parties on which we depend to conduct our planned preclinical studies, any future clinical trials, or manufacturing of our product candidates do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with adverse effects on our business, financial condition, results of operations and prospects.

We rely on third parties for genetic testing, and on third party CROs, CMOs, consultants and others to design, conduct, supervise and monitor key activities relating to, discovery, manufacturing, preclinical studies and clinical trials of our product candidates, and we intend to do the same for future activities relating to existing and future programs. Because we rely on third parties and do not have the ability to conduct all required testing, discovery, manufacturing, preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of discovery, manufacturing, preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs, CMOs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties we contract with might not be diligent, careful or timely in conducting our discovery, manufacturing, preclinical studies or clinical trials, resulting in testing, discovery, manufacturing, preclinical studies or clinical trials being delayed or unsuccessful, in whole or in part.

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

We face significant competition in an environment of rapid technological change and it is possible that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business, financial condition and our ability to successfully market or commercialize STK-001, STK-002 and our future product candidates.

The biotechnology and pharmaceutical industries, including the genetic medicine and antisense oligonucleotide fields, are characterized by rapidly changing technologies, competition and a strong emphasis on intellectual property. We are aware of several companies focused on developing RNA-based treatments in various indications as well as several companies addressing other methods for modifying genes and regulating protein expression. We may also face competition from large and specialty pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions.

Numerous treatments for epilepsy exist, including 5-HT agonists, such as Zogenix’s Fintepla, cannabidiols, such as Jazz Pharmaceuticals’ Epidiolex, GABA receptor agonists, such as clobazam and stiripentol, and glutamate blockers, such as topiramate. In addition, numerous compounds are in clinical development for treatment of epilepsy. We believe the clinical development pipeline includes cannabinoids, 5-HT release stimulants, cholesterol 24-hydroxylase inhibitors, and sodium channel agonists from a variety of companies. In addition to competition from these small molecule drugs, any products we may develop may also face competition from other types of therapies, such as gene therapy, gene editing, modified mRNA therapies or other ASO approaches.

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

The manufacture of drugs is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of STK-001, STK-002 or our future product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our product candidates for patients, if approved, could be delayed or stopped.

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

In addition, there are risks associated with large scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. Even if we or our collaborators obtain regulatory approval for any of our product candidates, there is no assurance that manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, research and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and prospects.

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell STK-001, STK-002 and our future product candidates, we may be unable to generate any revenues.

We currently do not have an organization for the sales, marketing and distribution of STK-001, STK-002 and our future product candidates and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. To market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. With respect to certain of our current programs as well as future programs, we may rely completely on an alliance partner for sales and marketing. In addition, although we intend to establish a sales organization if we are able to obtain approval to market any product candidates, we may enter into strategic alliances with third parties to develop and commercialize STK-001, STK-002 and other future product candidates, including in markets outside of the United States or for other large markets that are beyond our resources. This will reduce the revenue generated from the sales of these products.

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

We have entered into a collaboration with Acadia Pharmaceuticals and may, in the future, seek to enter into collaborations with other third parties for the discovery, development and commercialization of our product candidates. If our collaborators cease development efforts under our collaboration agreements, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products and we may never receive milestone payments or future royalties under these agreements.

We have entered into a collaborations with Acadia Pharmaceuticals to discover or develop certain novel RNA-based medicines for the potential treatment of severe and rare genetic neurodevelopmental diseases of the central nervous system (CNS). The collaboration includes SYNGAP1 syndrome, Rett syndrome (MECP2), and an undisclosed neurodevelopmental target of mutual interest, and such collaboration could represent a significant portion of our product pipeline. We may derive a significant portion of our future revenue from these agreements or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development services and resulting options to acquire any licenses of successful product candidates, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research

Collaborations involving our product candidates currently pose, and will continue to pose, the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•

collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on preclinical studies or clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
•

collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to litigation or potential liability;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•

disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

As a result of the foregoing, our current and any future collaboration agreements may not lead to development or commercialization of our product candidates in the most efficient manner or at all. If a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated. Any failure to successfully develop or commercialize our product candidates pursuant to our current or any future collaboration agreements could have a material and adverse effect on our business, financial condition, results of operations and prospects.

Moreover, to the extent that any of our existing or future collaborators were to terminate a collaboration agreement, we may be forced to independently develop these product candidates, including funding preclinical studies or clinical trials, assuming marketing and distribution costs and defending intellectual property rights, or, in certain instances, abandon product candidates altogether, any of which could result in a change to our business plan and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have incurred net losses in each year since our inception. We incurred net losses of $85.8 million and $52.2 million, for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, we had accumulated deficits of $196.1 million and $110.3 million, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

In January 2022, we entered into a license and collaboration agreement with Acadia Pharmaceuticals Inc. (“Acadia”) for the discovery, development and commercialization of novel RNA-based medicines for the treatment of severe and rare genetic neurodevelopmental diseases of the CNS. The agreement focuses on the targets SYNGAP1, MECP2 (Rett syndrome), and an undisclosed neurodevelopmental target of mutual interest. In connection with each target, we will collaborate with Acadia to identify potential treatments for further development and commercialization as licensed products. With respect to SYNGAP1, we have agreed with Acadia to co-develop and co-commercialize licensed products for such target globally, and in connection therewith we granted to Acadia worldwide, co-exclusive (with us) licenses for such licensed products. With respect to MECP2 and the neurodevelopmental target, we granted to Acadia worldwide, exclusive licenses to develop and commercialize licensed products for such targets.

Pursuant to the terms of the agreement, we received an upfront payment of $60 million from Acadia. Acadia agreed to fund the research to identify potential licensed products for MECP2 and the neurodevelopmental target, and we will equally fund with Acadia the research to identify potential licensed products for SYNGAP1. We are eligible to receive up to $907,500,000 in potential total milestone payments based upon the achievement of certain development, regulatory, first commercial sales and sales milestone events across the programs for the three targets, assuming each milestone were achieved at least once. With respect to licensed products for MECP2 and the neurodevelopmental target, we are also eligible to receive tiered royalties at percentages ranging from the mid-single digits to the mid-teens on future net sales by Acadia of licensed products worldwide. Royalties payable under the agreement are subject to standard royalty reductions. For SYNGAP1 licensed products that we are co-developing and co-commercializing, we will be responsible for 50% of the development and commercialization costs and will receive 50% of the profits from global commercialization.

In July 2020, the Company filed a universal Shelf Registration statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”). The Registration Statement was declared effective by the SEC on July 20, 2020,  and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $400,000,000 of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150,000,000 of our common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (“Sales Agreement”). The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The $150,000,000 of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $400,000,000 of securities that may be offered, issued and sold by the Company under the base prospectus. As of December 31, 2021, the Company had not issued any securities in connection with the Sales Agreement. Since December 31, 2021, we sold approximately 403,000 shares of our common stock and received $7.5 million after deducting commissions related to the Sales Agreement. We may terminate this at-the-market program at any time, pursuant to its terms.

We expect that we will need to raise additional funding before we can expect to become profitable from any potential future sales of STK-001, STK-002 or our future product candidates. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We will require substantial future capital in order to complete planned and future preclinical and clinical development for STK-001, STK-002and other future product candidates, if any, and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our cash, cash equivalents, marketable securities, and restricted cash of $220.4 million as of December 31, 2021, together with the proceeds from the $60 million upfront from Acadia and the proceeds since December 31, 2021 from the Sales Agreement of $7.5 million, will enable us to fund our operating expenses and capital expenditure requirements into the second half 2024. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. As of December 31, 2021, we had federal and state net operating loss carryforwards, or NOLs, of approximately $191.1 million and $191.4 million, respectively, and as of December 31, 2020, we had federal and state NOLs of approximately $116.9 million and $118.8 million, respectively. Our NOLs expire at various dates beginning in 2034, for those net operating loss carryforwards generated prior to 2018. Net operating losses generated in 2018 and beyond have no expiration. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may have experienced one or more ownership changes in prior years, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

In addition, the CARES Act temporarily repealed the 80% taxable income limitation for tax years beginning before January 1, 2021. Federal NOL carry forwards generated from 2018 or later and Federal NOL carryforwards to taxable years beginning after December 31, 2020 will be subject to the 80% limitation. Also, under the CARES Act, federal NOLs arising in 2018, 2019 and 2020 can be carried back 5 years. New legislation or regulation which could affect our tax burden could be enacted by any governmental authority. We cannot predict the timing or extent of such tax related developments which could have a negative impact on our financial results. Additionally, we use our best judgment in attempting to quantify and reserve for these tax obligations. However, a challenge by a taxing authority, our ability to utilize tax benefits such as carryforwards or tax credits, or a deviation from other tax-related assumptions could have a material adverse effect on our business, results of operations, or financial condition.

Risks related to our intellectual property

Our success depends in part on our ability to obtain, maintain and protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.

Our commercial success will depend in large part on obtaining and maintaining patent, trademark, trade secret and other intellectual property protection of our proprietary technologies and product candidates, which include TANGO, STK-001, STK-002 and the additional gene targets identified by TANGO, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending our patents and other intellectual property rights against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, importing or otherwise commercializing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected. The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors or licensees to do so. Our pending and future patent applications may not result in issued patents. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we hold or in-license may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether any of our platform advances and product candidates will be protectable or remain protected by valid and enforceable patents. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies.

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

For example, we are a party to license agreements with Cold Spring Harbor Laboratory and the University of Southampton, pursuant to which we in-license key patent and patent applications for our TANGO platform, STK-001, STK-002 and future product candidates. For more information regarding these agreements, please see “Business—License and research agreements.” These agreements impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate our license, in which event we would not be able to develop or market our TANGO platform, STK-001, STK-002 or any other technology or product candidates covered by the intellectual property licensed under these agreements. In addition, we may need to obtain additional licenses from our existing licensors and others to advance our research or allow commercialization of product candidates we may develop. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. In either event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology or product candidates.

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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected technology or product candidates. As a result, any termination of or disputes over our intellectual property licenses could result in the loss of our ability to develop and commercialize our TANGO platform, STK-001, or STK-002, or we could lose other significant rights, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We own an issued U.S. patent covering STK-001 and related compositions, an issued U.S. patent covering the mechanism of action of STK-001 and use of STK-001 for treating diseases, and our U.S. patent application and PCT international application covering the mechanism of action of STK-001 and use of STK-001 for treating diseases are currently pending. We have also in-licensed two issued U.S. patents and at least three issued foreign patents that cover the mechanism of action of STK-001, use of the mechanism for treating diseases, and related compositions. We have obtained at least six issued foreign patents covering STK-001, related compositions and its uses and are currently pursuing patent protection for STK-001, related compositions, and its uses in several economically significant countries. With respect to STK-002, we have applied for and are currently pursuing patent protection for the mechanism of action and methods of treatment in several economically significant countries. We have also filed a PCT international application and foreign patent applications that specifically disclose compositions related to STK-002 and uses of those compositions. Furthermore, our in-licensed issued U.S. patents (mentioned above) cover the mechanism of action of STK-002.We cannot be certain that any of these patent applications will issue as patents, and if they do, that such patents will cover or adequately protect STK-001, STK-002 and other programs or that such patents will not be challenged, narrowed, circumvented, invalidated or held unenforceable.

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

Conversely, we may choose to challenge the patentability of claims in a third party’s U.S. patent by requesting that the USPTO review the patent claims in re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings), or we may choose to challenge a third party’s patent in patent opposition proceedings in the European Patent Office (the “EPO”) or another foreign patent office. Even if successful, the costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, the EPO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.

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

We maintain a large quantity of sensitive information, including confidential business and patient health information in connection with our preclinical studies, and are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. In May 2018, a new privacy regime, the General Data Protection Regulation (the “GDPR”) took effect in the European Economic Area (the “EEA”) and the United Kingdom. The GDPR governs the collection, use, disclosure, transfer or other processing of personal data of European and United Kingdom persons. The GDPR continues to form part of law in the United Kingdom with some amendments following Brexit (“UK GDPR”), although there is a risk of divergence in the future which may increase our overall data protection compliance cost. Among other things, the GDPR and UK GDPR impose new requirements regarding the security of personal data and notification of data processing obligations to the competent national data processing authorities, changes the lawful bases on which personal data can be processed, expands the definition of personal data and requires changes to informed consent practices, as well as more detailed notices for clinical trial subjects and investigators. In addition, the GDPR and UK GDPR increase the scrutiny of transfers of personal data from clinical trial sites located in the EEA and the United Kingdom to the United States and other jurisdictions that the European Commission or the United Kingdom do not recognize as having “adequate” data protection laws, and imposes substantial fines for breaches and violations (up to the greater of €20 million or 4% of our consolidated annual worldwide gross revenue). The GDPR and UK GDPR also confer a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR or UK GDPR. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.

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

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our results of operations and increase our capabilities to successfully commercialize STK-001, STK-002 and our future product candidates. In particular, we believe that our future success is highly dependent upon the contributions of our senior management, including Edward M. Kaye, our Chief Executive Officer, as well as our senior scientists and other members of our senior management team. The loss of services of one or more of these individuals, who all have at-will employment arrangements with us, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates, if approved. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

We will face an inherent risk of product liability exposure related to the testing of STK-001, STK-002 and our future product candidates in clinical trials and will face an even greater risk if we commercialize any of our product candidates. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

While we currently have product liability insurance that we believe is appropriate for our stage of development, we may need to obtain higher levels prior to clinical development or marketing STK-001, STK-002 or any of our future product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

As of December 31, 2021 entities affiliated with Skorpios Trust beneficially owned 39.14% of the voting power of all outstanding shares of our common stock. As a result, these entities will have considerable influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of such entities may not be the same as or may even conflict with your interests. For example, these entities could potentially delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.07 billion or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period and (iii) December 31, 2024.

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

We previously were not required to independently comply with Section 404(a) of the Sarbanes-Oxley Act. Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC. We were required to meet these standards in the course of preparing our financial statements as of and for the year ended December 31, 2021, and our management is required to report on the effectiveness of our internal control over financial reporting for such year and annually thereafter. Additionally, once we are no longer an “emerging growth company,” our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently occupy approximately 23,000 square feet of office and laboratory space in Bedford, Massachusetts, under a lease that expires December 31, 2024. In addition, this lease provides for the lease of an additional 15,000 square feet of rentable space beginning in April 2022 and ending on December 31, 2024. We also occupy 4,842 square feet of office space in Cambridge, Massachusetts under a lease that expires on April 30, 2025. We believe that our facilities suffice to meet our current and near-term needs and that suitable additional space will be available as and when needed.

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

Holders of Record

As of December 31, 2021, there were 9 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and consolidated results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should carefully read the sections entitled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are dedicated to addressing the underlying causes of severe diseases by upregulating protein expression with RNA-based medicines. Using our proprietary TANGO (Targeted Augmentation of Nuclear Gene Output) approach, we are developing antisense oligonucleotides (“ASOs”) to selectively restore protein levels. Our first compound, STK-001, is in clinical testing for the treatment of Dravet syndrome, a severe and progressive genetic epilepsy. Dravet syndrome is characterized by frequent, prolonged and refractory seizures beginning within the first year of life. The disease is classified as a developmental and epileptic encephalopathy due to the developmental delays and cognitive impairment associated with it.

Dravet syndrome is one of many diseases caused by a haploinsufficiency, in which a loss of approximately 50% of normal protein levels leads to disease. We are also pursuing treatment for a second haploinsufficient disease, autosomal dominant optic atrophy (“ADOA”), the most common inherited optic nerve disorder. Our initial focus is haploinsufficiencies and diseases of the central nervous system and the eye, although proof of concept has been demonstrated in other organs, tissues, and systems, supporting our belief in the broad potential for our proprietary approach.

TANGO is based on the pioneering work conducted on pre-mRNA splicing and ASOs in the laboratory of one of our co-founders, Adrian R. Krainer, Ph.D., of Cold Spring Harbor Laboratory (“CSHL”) in New York. Inspired by the clinical success of SPINRAZA (nusinersen), an ASO medicine for the treatment of spinal muscular atrophy that was co-invented by Professor Krainer, our company was founded to develop a general antisense approach to upregulate protein expression.

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

In July 2020, the Company filed a universal Shelf Registration statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”). The Registration Statement was declared effective by the SEC on July 20, 2020,  and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $400,000,000 of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150,000,000 of our common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (“Sales Agreement”). The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The $150,000,000 of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $400,000,000 of securities that may be offered, issued and sold by the Company under the base prospectus. As of December 31, 2021, the Company had not issued any securities in connection with the Sales Agreement. We may terminate this at-the-market program at any time, pursuant to its terms.

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

As of December 31, 2021 and December 31, 2020, we had $220.4 million and $287.5 million, respectively, in cash, cash equivalents, marketable securities, and restricted cash.

Since inception, we have had operating losses, the majority of which are attributable to research and development activities. Our net losses were $85.8 million and $52.2 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $196.1 million and as of December 31, 2020, we had an accumulated deficit of $110.3 million.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents, marketable securities, and restricted cash as of December 31, 2021, together with the proceeds from the $60 million upfront from Acadia, discussed further below, and the proceeds since December 31, 2021 from the Sales Agreement of $7.5 million, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. To date, we have not had any products approved for sale and have not generated any product sales. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

License and Collaboration Agreement with Acadia Pharmaceuticals Inc.

In January 2022, we entered into a license and collaboration agreement with Acadia Pharmaceuticals Inc. (“Acadia”) for the discovery, development and commercialization of novel RNA-based medicines for the treatment of severe and rare genetic neurodevelopmental diseases of the CNS. The agreement focuses on the targets SYNGAP1, MECP2 (Rett syndrome), and an undisclosed neurodevelopmental target of mutual interest. In connection with each target, we will collaborate with Acadia to identify potential treatments for further development and commercialization as licensed products. With respect to SYNGAP1, we have agreed with Acadia to co-develop and co-commercialize licensed products for such target globally, and in connection therewith we granted to Acadia worldwide, co-exclusive (with us) licenses for such licensed products. With respect to MECP2 and the neurodevelopmental target, we granted to Acadia worldwide, exclusive licenses to develop and commercialize licensed products for such targets.

Pursuant to the terms of the agreement, we received an upfront payment of $60 million from Acadia. Acadia agreed to fund the research to identify potential licensed products for MECP2 and the neurodevelopmental target, and we will equally fund with Acadia the research to identify potential licensed products for SYNGAP1. We are eligible to receive up to $907,500,000 in potential total milestone payments based upon the achievement of certain development, regulatory, first commercial sales and sales milestone events across the programs for the three targets, assuming each milestone were achieved at least once. With respect to licensed products for MECP2 and the neurodevelopmental target, we are also eligible to receive tiered royalties at percentages ranging from the mid-single digits to the mid-teens on future net sales by Acadia of licensed products worldwide. Royalties payable under the agreement are subject to standard royalty reductions. For SYNGAP1 licensed products that we are co-developing and co-commercializing, we will be responsible for 50% of the development and commercialization costs and will receive 50% of the profits from global commercialization.

Business Update Regarding COVID-19

The current COVID-19 pandemic, including variants thereof, continues to present a substantial public health and economic challenge around the world and is affecting our employees, patients, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, liquidity and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including the timing and effectiveness of global efforts to roll out vaccines, new information that may emerge concerning COVID-19 and COVID-19 variants, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

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

Our ability to continue our clinical trials and our observational study may be adversely affected, directly or indirectly, by the COVID-19 pandemic. Currently we are monitoring patient enrollment and participation in our clinical trials and our observational study, including the duration and degree to which we may see declines in enrollment, delays in conducting in-person follow-ups, and disruptions in our ability to monitor patients due to hospitals closing sites or diverting the resources that are necessary to conduct our clinical trials and our observational study. While we continue to enroll and dose patients in our clinical trials at sites across the United States and the United Kingdom, we take into consideration that COVID-19 precautions may directly or indirectly impact the timeline for some of our clinical trial activities due to hospitals closing sites and/or diverting the resources that are necessary to conduct clinical trials. We are pursuing approaches to help mitigate the impact to our clinical trials. Currently we have not experienced any significant delays in our clinical trials due to COVID-19.

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

Our office-based employees had been primarily working from home from early March 2020 through early September 2021. Since then, our office-based staff have been working in a hybrid-model fluctuating between work from home and work from the office. Throughout the pandemic, we continue to ensure that essential staffing levels in our operations remain in place, including maintaining key personnel in our laboratories

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in this Annual Report on Form 10-K.

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

Operating expenses

Certain operating expenses related to the prior period have been restated to conform to current period presentation.

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

The table below summarizes our research and development expenses incurred by development program:

	Year ended December 31,
	2021	2020
	(in thousands)
STK-001	$18,778	$11,055
STK-002	3,436	414
Non-program specific and unallocated research and development expenses	31,954	20,728
Total research and development expenses	$54,168	$32,197

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

Other income (expense)

The decrease in our other income (expense) for the year ended December 31, 2021 as compared to the year ended December 31, 2020 reflects decreased interest income due to overall decreased market interest rates as well as a decreased cash and cash equivalents balance.

Results of operations for the years ended December 31, 2021 and 2020

The following table sets forth our results of operations:

	Year ended December 31,
	2021	2020
	(in thousands)
Consolidated statements of operations and
comprehensive loss:
Revenue	$—	$—
Operating expenses:
Research and development	54,168	32,197
General and administrative	31,897	20,847
Total operating expenses	86,065	53,044
Loss from operations	(86,065)	(53,044)
Other income (expense):
Interest income (expense), net	120	700
Other income (expense), net	140	101
Total other income (expense)	260	801
Net loss	(85,805)	(52,243)
Net loss per share—basic and diluted	$(2.34)	$(1.56)
Weighted average common shares outstanding—basic and diluted	36,739,269	33,488,456
Comprehensive loss:
Net loss	$(85,805)	$(52,243)
Other comprehensive loss:
Unrealized loss on marketable securities	(168)	—
Total other comprehensive loss	$(168)	$—
Comprehensive loss	(85,973)	(52,243)

Research and development expenses

Research and development expenses were $54.2 million for the year ended December 31, 2021 as compared to $32.2 million for the year ended December 31, 2020, an increase of $22.0 million. The table below summarizes our research and development expenses:

	Year Ended December 31,
	2021	2020
STK-001	$18,778	$11,055
STK-002	3,436	414
Personnel-related expenses	22,603	13,140
Third-party services	1,675	1,273
Scientific consulting	539	894
Facilities and other research and development expenses	7,137	5,421
Total research and development expenses	$54,168	$32,197

The increases in research and development expenses were primarily attributable to the increase of $11.2 million in personnel-related expenses, stock compensation expense and facilities costs resulting primarily from increased growth in our research and development personnel.  Increases of $10.8 million in our STK-001 and STK-002 programs were comprised primarily of third party services and scientific consulting fees.

General and administrative expenses

General and administrative expenses were $31.9 million for the year ended December 31, 2021 as compared to $20.8 million for the year ended December 31, 2020, an increase of $11.1 million.

The increases in general and administrative expenses were primarily attributable to an increase of $8.7 million in personnel costs resulting from an increase in headcount and compensation expense resulting from a higher stock price at the time that the annual options were granted, an increase of $0.3 million in D&O insurance expense due to increased premiums, an increase of $0.4 million in consulting fees, and an increase of $1.6 million in third-party services to support our in-house personnel in various aspects of developing and supporting the business including human resources, information technology, audit, tax, public relations, communications and other general and administrative activities.

Other income (expense)

The decrease in our other income (expense) for the year ended December 31, 2021 as compared to the year ended December 31, 2020 reflects decreased interest income due to overall decreased market interest rates as well as a decreased cash and cash equivalents balance.

Liquidity and capital resources

Since our inception through December 31, 2021, our operations have been financed by net proceeds of $385.3 million from the sale of convertible notes payable and our convertible preferred stock as well as our IPO and follow-on offering. As of December 31, 2021, we had $220.4 million in cash, cash equivalents, marketable securities, and restricted cash. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception in June 2014 and, as of December 31, 2021 and 2020, we had accumulated deficits of $196.1 million and $110.3 million, respectively. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents, marketable securities, and restricted cash as of December 31, 2021, together with the $60 million upfront from Acadia and the proceeds since December 31, 2021 from the Sales Agreement of $7.5 million, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Cash flows

The following table summarizes our cash flows:

	Year ended December 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(66,907)	$(42,221)
Investing activities	(76,426)	(1,050)
Financing activities	1,284	108,108
Net increase (decrease) in cash, cash equivalents and restricted cash	$(142,049)	$64,837

Operating activities

During the year ended December 31, 2021, cash used in operating activities was $66.9 million and was attributable to a net loss of $85.8 million partially offset by a net change of $1.3 million in our operating assets and liabilities, $0.1 million due to amortization and accretion of marketable securities, and by non-cash charges of $17.4 million for share-based compensation and depreciation.

During the year ended December 31, 2020, cash used in operating activities was $42.2 million and was attributable to a net loss of $52.2 million partially offset by a net change of $3.4 million in our operating assets and liabilities, and by non-cash charges of $6.7 million for share-based compensation and depreciation.

Investing activities

Our investing activities during the year ended December 31, 2021 have consisted of purchases of property and equipment and net purchases of marketable securities.

Our investing activities during the year ended December 31, 2020 consisted principally of purchases of property and equipment.

Financing activities

Our financing activities during the year ended December 31, 2021 included $0.8 million in proceeds from the issuance of common stock upon exercise of stock options and $0.5 million in proceeds from our Employee Stock Purchase Plan.

Our financing activities during the year ended December 31, 2020 primarily included net proceeds of $104.9 million attributed to an underwritten public offering of our common stock, $2.8 million in proceeds from the issuance of common stock upon exercise of stock options, and $0.4 million in proceeds from our Employee Stock Purchase Plan.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of December 31, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$7,437	$2,124	$5,140	$173	$—
Total	$7,437	$2,124	$5,140	$173	$—

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

Commitments

Our commitments primarily consist of obligations under our agreements with CSHL and the University of Southampton. As of December 31, 2021, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see “Business License and research agreements.”

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

•

Expected volatility— We completed our IPO in June 2019 and accordingly, we lack sufficient company-specific historical and implied volatility information for our shares traded in the public markets. Therefore, we estimate our expected share price volatility based on a blend of our historical volatility and the historical volatility of publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty.

•	Expected term— The expected term of our stock options has been determined utilizing the "simplified" method for awards.
•	Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
•	Expected dividend—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

The following table presents the weighted-average assumptions used to estimate the fair value of share-based awards granted:

	Year ended December 31,
	2021	2020
Risk-free interest rate	0.78-1.51%	0.38-1.48%
Expected dividend yield	0%	0%
Expected life	5.5-6.25 years	5.5-6.25 years
Expected volatility	70-73%	70%

We will continue to use judgment in evaluating the assumptions utilized for our share-based compensation expense calculations on a prospective basis. In addition to the assumptions used in the Black-Scholes option-pricing model, the amount of stock-based compensation expense we recognize in our consolidated financial statements includes actual stock option forfeitures.

Other Information

Net Operating Loss Carryforwards

As of December 31, 2021 and 2020, we had federal net operating loss carryforwards of $191.1 million and $116.9 million, respectively, which may be available to reduce future taxable income, and expire at various dates beginning in 2034, for those net operating loss carryforwards generated prior to 2018. Net operating losses generated in 2018 and beyond have no expiration. As of December 31, 2021 and 2020, we had state net operating loss carry forwards of $191.4 million and $118.8 million, respectively, which may be available to reduce future taxable income and expire at various dates beginning in 2034. In addition, at December 31, 2021 and 2020, we had federal research and development tax credit carryforwards of $5.4 million and $2.0 million, respectively, and state research and development tax credit carry forwards of $3.0 million and $1.0 million, respectively. Both federal and state research and development tax credit carry forwards may be available to reduce future tax liabilities and expire at various dates beginning in 2030.

The CARES Act temporarily repealed the 80% taxable income limitation for tax years beginning before January 1, 2021. Federal NOL carry forwards generated from 2018 or later and Federal NOL carryforwards to taxable years beginning after December 31, 2020 will be subject to the 80% limitation. Also, under the CARES Act, federal NOLs arising in 2018,

2019 and 2020 can be carried back 5 years. New legislation or regulation which could affect our tax burden could be enacted by any governmental authority. The Company cannot predict the timing or extent of such tax related developments which could have a negative impact on our financial results. Additionally, the Company uses its best judgment in attempting to quantify and reserve for these tax obligations.

In accordance with Statement of Accounting Standards Codification (ASC) 740, Accounting for Income Taxes, our management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards. Management has determined that it is more likely than not that we will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance of $68.2 million and $37.2 million was established at December 31, 2021 and 2020, respectively. The change in the valuation allowance was an increase of $31.0 million and $19.3 million in 2021 and 2020, respectively.

Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“the Code”) due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. We have not conducted a formal study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If we have experienced a change of control, as defined for purposes of Section 382 and 383 of the Code, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards may be subject to an annual limitation under Section 382 and 383 of the Code, which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization.

We apply ASC 740 related to accounting for uncertainty in income taxes. Our reserves related to income taxes are based on a determination of whether, and how much of, a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. At December 31, 2021, and 2020 we had no unrecognized tax benefits. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the consolidated statements of operations and comprehensive loss.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

We are exposed to market risks in the ordinary course, primarily including interest sensitivities. As of December 31, 2021, we had cash, cash equivalents, marketable securities, and restricted cash of $220.4 million and $287.5 million as of December 31, 2021. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. A hypothetical 100 basis point change in interest rates would affect the fair market value of our cash equivalents and marketable securities by approximately $2.2 million.

Inflation Risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2021 or 2020.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer (Our principal accounting officer) and Chief Executive Officer (Our principal executive officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2021 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

We have adopted a Code of Conduct that applies to all of our officers, directors, and employees, including our principal executive officer, principal financial officer, principal accounting officer, and controller, or persons performing similar functions, which is posted on our website. Our Code of Conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Conduct on our website. The information contained on, or accessible from, our website is not part of this Annual Report on Form 10-K by reference or otherwise.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

3.1	Restated Certificate of Incorporation.	10-Q	001-38938	August 14, 2019	3.1

3.2	Restated Bylaws, as amended	S-3	333-239801	July 10, 2020	3.2

4.1	Form of Common Stock Certificate	S-1	333-231700	June 7, 2019	4.1

4.2	Amended and Restated Investors’ Rights Agreement, dated October 22, 2018, by and among the Registrant and certain of its stockholders.	S-1	333-231700	May 23, 2019	4.2

4.3	Description of Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934.	10-K	001-38938	March 9, 2021	4.3

10.1*	Form of Indemnification Agreement with directors and officers.	S-1	333-231700	June 7, 2019	10.1

10.2*	2014 Equity Incentive Plan, as amended, and forms of award agreements.	S-1	333-231700	May 23, 2019	10.2

10.3*	2019 Equity Incentive Plan, and forms of award agreements.	S-1	333-231700	June 7, 2019	10.4

10.4*	2019 Employee Stock Purchase Plan, and forms of award agreements.	S-1	333-231700	June 7, 2019	10.5

10.5*	Amended and Restated Executive Employment Agreement, by and between the Registrant and Edward M. Kaye, effective as of October 21, 2020	10-Q	001-38938	November 12, 2020	10.1

10.6*	Amended and Restated Executive Employment Agreement, by and between the Registrant and Stephen J. Tulipano, effective as of October 21, 2020.	10-Q	001-38938	November 12, 2020	10.2

10.7*	Amended and Restated Executive Employment Agreement, by and between the Registrant and Barry Ticho, effective as of October 21, 2020.	10-K	001-38938	March 9, 2021	10.7

10.8*	Change of Control and Severance Agreement, by and between the Registrant and Edward M. Kaye, effective as of October 21, 2020.	10-Q	001-38938	November 12, 2020	10.4

10.9*	Change of Control and Severance Agreement, by and between the Registrant and Stephen J. Tulipano, effective as of October 21, 2020.	10-Q	001-38938	November 12, 2020	10.5

10.10*	Change of Control and Severance Agreement, by and between the Registrant and Barry Ticho, effective as of October 21, 2020.	10-K	001-38938	March 9, 2021	10.10

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
10.11	Lease Agreement, dated as of September 8, 2021, by and between ARE-MA Region No. 24, LLC and the Registrant.	10-Q	001-38938	November 8, 2021	10.1

10.12	Lease Agreement, by and between MIT 139 Main Street Leasehold LLC, and the Registrant., as amended to date	10-Q	001-38938	August 10, 2021	10.1

10.13	Scientific Advisory Board Agreement by and between the Registrant and Adrian Krainer, Ph.D., dated June 1, 2021					X

10.14	Controlled Equity Offering Sales Agreement, dated as of July 10, 2020, between the Registrant, Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated.	S-3	333-239801	July 10, 2020	1.2

21.1	Subsidiary of the Registrant.	S-1	333-231700	May 23, 2019	21.1

23.1	Consent of independent registered public accounting firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Inline Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

†	Registrant has omitted certain portions of the exhibit pursuant to Item 601(b)(10) of Regulation S-K.
*	Indicates a management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
**

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

STOKE THERAPEUTICS, INC.

Date: March 10, 2022	By:	/s/ Edward M. Kaye, M.D.
Edward M. Kaye, M.D.
Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Edward M. Kaye and Stephen J. Tulipano, and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edward M. Kaye	Chief Executive Officer and Director	March 10, 2022
Edward M. Kaye, M.D.	(Principal Executive Officer)

/s/ Stephen J. Tulipano	Chief Financial Officer	March 10, 2022
Stephen J. Tulipano	(Principal Financial and Accounting Officer)

/s/ Julie A. Smith	Director	March 10, 2022
Julie A. Smith

/s/ Seth L. Harrison	Director	March 10, 2022
Seth L. Harrison, M.D.

/s/ Adrian R. Krainer	Director	March 10, 2022
Adrian R. Krainer, Ph.D.

/s/ Arthur A. Levin	Director	March 10, 2022
Arthur A. Levin, Ph.D.

/s/ Arthur O. Tzianabos	Director	March 10, 2022
Arthur O. Tzianabos, Ph.D.

/s/ Jennifer C. Burstein	Director	March 10, 2022
Jennifer C. Burstein

/s/ Garry E. Menzel	Director	March 10, 2022
Garry E. Menzel

STOKE THERAPEUTICS, INC.

Report of independent registered public accounting firm

To the Stockholders and Board of Directors

Stoke Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stoke Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 10, 2022

Stoke Therapeutics, Inc.

Consolidated balance sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$144,895	$287,308
Marketable securities	74,915	—
Prepaid expenses and other current assets	9,159	6,435
Deferred financing costs	117	181
Interest receivable	132	6
Total current assets	229,218	293,930
Restricted cash	569	205
Operating lease right-of-use assets	4,939	1,115
Property and equipment, net	4,139	2,675
Total assets	$238,865	$297,925
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,385	$1,495
Accrued and other current liabilities	14,754	9,930
Total current liabilities	17,139	11,425
Long term liabilities	3,949	422
Total liabilities	21,088	11,847
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized, 36,902,499 and 36,577,149 shares issued and outstanding as of December 31, 2021 and 2020, respectively	4	4
Additional paid-in capital	414,024	396,352
Accumulated other comprehensive loss	(168)	—
Accumulated deficit	(196,083)	(110,278)
Total stockholders’ equity	217,777	286,078
Total liabilities and stockholders’ equity	$238,865	$297,925

The accompanying notes are an integral part of these consolidated financial statements.

Stoke Therapeutics, Inc.

Consolidated statements of operations and comprehensive loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Revenue	$—	$—
Operating expenses:
Research and development	54,168	32,197
General and administrative	31,897	20,847
Total operating expenses	86,065	53,044
Loss from operations	(86,065)	(53,044)
Other income (expense):
Interest income (expense), net	120	700
Other income (expense), net	140	101
Total other income (expense)	260	801
Net loss	(85,805)	(52,243)
Net loss per share—basic and diluted	$(2.34)	$(1.56)
Weighted average common shares outstanding—basic and diluted	36,739,269	33,488,456
Comprehensive loss:
Net loss	$(85,805)	$(52,243)
Other comprehensive loss:
Unrealized loss on marketable securities	(168)	—
Total other comprehensive loss	$(168)	$—
Comprehensive loss	(85,973)	(52,243)

The accompanying notes are an integral part of these consolidated financial statements.

Stoke Therapeutics, Inc.

Consolidated statements of stockholders’ equity

(in thousands, except share and per share amounts)

	Common Stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	capital	Gain (Loss)	deficit	Stockholders’ equity
Balance as of December 31, 2019	32,861,842	3	$282,460	—	$(58,035)	$224,428
Stock-based compensation	—	—	5,768	—	—	5,768
Issuance of common stock upon exercise of stock options	822,916	—	2,843	—	—	2,843
Issuance of common stock related to employee stock purchase plan	17,391	—	352	—	—	352
Issuance of common stock upon follow-on offering, net of underwriting discounts, commissions, and offering costs	2,875,000	1	104,929	—	—	104,930
Net loss	—	—	—	—	(52,243)	(52,243)
Balance as of December 31, 2020	36,577,149	$4	$396,352	$-	$(110,278)	$286,078
Unrealized loss on marketable securities	—	—	—	(168)	—	(168)
Stock-based compensation	—	—	16,450	—	—	16,450
Issuance of common stock upon exercise of stock options	304,857	—	777	—	—	777
Issuance of common stock related to employee stock purchase plan	20,493	—	509	—	—	509
Issuance of common stock upon follow-on offering, net of underwriting discounts, commissions, and offering costs	—	—	(64)	—	—	(64)
Net loss	—	—	—	—	(85,805)	(85,805)
Balance as of December 31, 2021	36,902,499	$4	$414,024	$(168)	$(196,083)	$217,777

The accompanying notes are an integral part of these consolidated financial statements.

Stoke Therapeutics, Inc.

Consolidated statements of cash flows

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(85,805)	$(52,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	974	888
Amortization and accretion of marketable securities	143	—
Stock-based compensation	16,450	5,768
Loss on disposal of property and equipment	29	3
Reduction in the carrying amount of right of use assets	1,256	1,038
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2,851)	(2,878)
Accounts payable and accrued liabilities	2,897	5,203
Net cash used in operating activities	(66,907)	(42,221)
Cash flows from investing activities:
Purchases of property and equipment	(1,200)	(1,050)
Purchases of marketable securities	(87,226)	—
Sales of marketable securities	12,000	—
Net cash used in investing activities	(76,426)	(1,050)
Cash flows from financing activities:
Proceeds from issuance of common stock upon public offerings	—	105,398
Payment of offering costs	—	(306)
Proceeds from issuance of common stock upon exercise of stock options	777	2,843
Proceeds from Employee Stock Purchase Plan	509	352
Deferred financing costs	—	(179)
Other	(2)	—
Net cash provided by financing activities	1,284	108,108
Net increase (decrease) in cash, cash equivalents and restricted cash	(142,049)	64,837
Cash, cash equivalents and restricted cash—beginning of year	287,513	222,676
Cash, cash equivalents and restricted cash—end of year	$145,464	$287,513

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right-of-use assets recognized in exchange for operating leases under Topic 842	$5,081	$2,153
Property and equipment included in accrued expense and accounts payable	$1,267	$6
Deferred offering costs not yet paid	—	$162

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

Shelf Registration

In July 2020, the Company filed a universal Shelf Registration statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”). The Registration Statement was declared effective by the SEC on July 20, 2020,  and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $400,000,000 of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150,000,000 of our common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (“Sales Agreement”). The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The $150,000,000 of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $400,000,000 of securities that may be offered, issued and sold by the Company under the base prospectus. As of December 31, 2021, the Company had not issued any securities in connection with the Sales Agreement. (see note 12 for sales of common stock subsequent to year end)

Follow-on public offering

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

Liquidity

The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of the issuance date of its consolidated financial statements for the year ended December 31, 2021, the Company expects that its cash and cash equivalents, and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements into 2024.

The Company plans to seek additional funding through public or private equity offerings, debt financings, other collaborations, strategic alliances and licensing arrangements (see note 12 for license and collaboration agreement entered into January 2022). The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be required to delay, reduce or eliminate research and development programs, product portfolio expansion or future commercialization efforts, which could adversely affect its business prospects.

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

Restricted cash

At December 31, 2021, restricted cash consisted of money market accounts collateralizing letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities.

The following table reconciles cash and cash equivalents and restricted cash per the consolidated balance sheets to the statement of cash flows:

	As of December 31,
	2021	2020
Cash and cash equivalents	$144,895	$287,308
Restricted cash	569	205
	$145,464	$287,513

Marketable Securities

Marketable securities consist of government securities and obligations, corporate bonds and commercial paper with original maturities of more than 90 days. Investments are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of other comprehensive income/(loss). Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date.

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

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation. Cost includes the acquisition costs and all costs necessary to bring the asset to the location and working condition necessary for its intended use. Depreciation expense is recognized using the straight-line method over the estimated useful life of each asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the accompanying consolidated statements of operations and comprehensive loss. Expenditures for normal, recurring or periodic repairs and maintenance related to property and equipment are charged to expense as incurred. The cost for planned major maintenance activities, including the related acquisition or construction of assets, is capitalized if it will result in future economic benefits.

Estimated useful lives for property and equipment are as follows:

Property and equipment	Estimated useful life
Computer and office equipment	3-5 years
Laboratory equipment and Furniture and fixtures	5-7 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

Impairment of long-lived assets

The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted and without interest expense) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. There were no impairment losses recognized during the years ended December 31, 2021 and 2020.

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

The Company determines whether an arrangement is a lease at inception. The Company accounts for a lease when it has the right to control the leased asset for a period of time while obtaining substantially all of the assets’ economic benefits. The Company determined that it held operating leases for office and laboratory space as of January 1, 2020. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. The discount rate used to determine the present value of the lease payments is the Company’s incremental borrowing rate based on the information available at lease inception, as the Company does not have information to determine the rate implicit in the leases. Lease expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments (which include initial direct costs and lease incentives). The expense is included in operating expenses in the consolidated statements of operations and comprehensive loss. The Company’s lease agreements also contain variable payments, primarily maintenance-related costs, which are expensed as incurred and not included in the measurement of the right-of-use assets and lease liabilities.

Income taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the estimated future tax consequences attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to be settled or recovered. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. At December 31, 2021 and 2020, the Company has recorded a full valuation allowance.

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

The Company will remain an emerging growth company until the earliest of (i) the last day of its first fiscal year (a)  in which the Company has total annual gross revenues of at least $1.07 billion or (b) in which the Company is deemed to be a large accelerated filer, which means the market value of the Company’s common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, (ii) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period, and (iii) December 31, 2024

The Company is also a “smaller reporting company,” meaning that in the event of an initial public offering the market value of its stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to the Company as a result of such offering is less than $700 million and its annual revenue is less than $100 million during the most recently completed fiscal year. The Company may continue to be a smaller reporting company as long as either (i) the market value of its stock held by non-affiliates is less than $250 million or (ii) its annual revenue is less than $100 million during the most recently completed fiscal year and the market value of its stock held by non-affiliates is less than $700 million. If the Company is a smaller reporting company at the time it ceases to be an emerging growth company, the Company may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, the Company may choose to present only the two most recent fiscal years of audited financial statements in its Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair value measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$144,897	$—	$—	$144,897
Total	$144,897	$—	$—	$144,897

Marketable Securities:
Corporate bonds	$—	$17,524	$—	$17,524
Commercial paper	$—	$27,487	$—	$27,487
US Government debt securities	$—	$29,904	$—	$29,904
Total	$—	$74,915	$—	$74,915

Fair value measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$287,308	$—	$—	$287,308
Total	$287,308	$—	$—	$287,308

Marketable Securities:
Corporate bonds	$—	$—	$—	$—
Commercial paper	$—	$—	$—	$—
US Government debt securities	$—	$—	$—	$—
Total	$—	$—	$—	$—

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above and in Note 2. The carrying value of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the consolidated balance sheets as of December 30, 2021 and December 31, 2020.

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

4. Marketable Securities

The following table summarizes the Company’s marketable securities as of December 31, 2021 (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$17,598	$—	$(74)	$17,524
Commercial paper	$27,487	$—	$—	$27,487
US Government debt securities	$29,998	$—	$(94)	$29,904
Total	$75,083	$—	$(168)	$74,915

There were no marketable securities as of December 31, 2020.

The weighted average maturity of the Company’s marketable securities as of December 31, 2021 ranges from approximately 0.2 years to 1.1 years.

The Company did not record an allowance for credit losses as of December 31, 2021 related to our marketable securities. Further, given the lack of significant change in the credit risk of these investments, the Company did not recognize any other-than-temporary impairment losses.

5. Property and equipment, net

Property and equipment, net consisted of the following:

	As of December 31,
	2021	2020
Laboratory equipment	$4,670	$3,936
Furniture and fixtures	153	108
Leasehold improvements	263	210
Office equipment	108	108
Construction in progress	1,606	5
	6,800	4,367
Less accumulated depreciation	(2,661)	(1,692)
	$4,139	$2,675

Depreciation expense was $1.0 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively.

6. Accrued and other current liabilities

Accrued and other current liabilities consisted of the following:

	As of December 31,
	2021	2020
Accrued employee compensation costs	$5,383	$4,123
Accrued professional	523	593
Accrued research and development costs	6,801	3,689
Current portion of operating lease liabilities	1,507	1,066
Other current liabilities	540	459
	$14,754	$9,930

7. Commitments and contingencies

In August 2018, the Company entered into an agreement to lease approximately 23,000 square feet of space for a term of three years. Lease terms are triple net lease commencing at $0.9 million per year, then with 3% annual base rent increases plus operating expenses, real estate taxes, utilities and janitorial fees. The lease commencement date was December 10, 2018.

In September 2021, the Company entered into an agreement to extend the initial term of the 23,000 square foot lease for a period of three years commencing on December 15, 2021 and ending December 31, 2024.  In addition, this lease provides for the lease of an additional 15,000 square feet of rentable space beginning in April 2022 and ending on December 31, 2024. The Company recognized a right-of-use asset and operating lease liability of $3.5 million for the 23,000 square feet.  As the Company did not have access to the additional 15,000 square feet of space, a right of use asset was not recognized as of December 31, 2021.

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

Future minimum lease payments under non-cancellable leases as of December 31, 2021, including leases entered into where access has yet to be granted, are as follows (in thousands):

2022	2,124
2023	2,532
2024	2,608
2025	173
Total lease payments	$7,437
Less imputed interest	(462)
Present value of lease liabilities	$6,975

Lease balances as of December 31, 2021 and December 31, 2020 are as follows (in thousands):

	As of December 31,
	2021	2020
Operating right-of-use assets	$4,939	$1,115
Current Portion of operating lease liabilities	$1,507	$1,066
Non-current portion of operating lease liabilities	3,532	80
Total operating lease liabilities	$5,039	$1,146

The weighted average remaining lease term and weighted average discount rate of our operating leases as of December 31, 2021 are as follows:

Weighted average remaining lease term in years	3.1
Weighted average discount rate	4.14%

In accordance with Topic 842, lease expense incurred under operating leases was approximately $1.4 million for the year ended December 31, 2021, and $1.1 million for the year ended December 31, 2020.

Consulting Agreement

In October 2014, the Company entered into a consulting agreement with a member of the Company’s board of directors, who is also an employee of Cold Spring Harbor Laboratory (“CSHL”), to provide consulting services related to scientific research related to the development of antisense-based drugs, therapies, diagnostic and research tools, products, services and intellectual property. The Company recognized expenses of $0.02 million for the year ended December 31, 2020. The initial term of this agreement was five years and the parties mutually agreed not to extend the consulting agreement in April 2020.

Scientific Advisory Board Agreement

In June 2020, the Company entered into a scientific advisory board agreement with a member of the Company’s board of directors, who is also an employee of CSHL, to provide scientific advisory services related to the Company’s Targeted Augmentation of Nuclear Gene Output (“TANGO”) antisense oligonucleotide technology and other antisense oligonucleotide technologies, as well as current and future therapeutic targets and programs. Following the expiration of the initial scientific agreement in June 2021, the parties entered into a subsequent scientific board agreement. The Company recognized expense of $0.05 million each for the years ended December 31, 2021 and 2020 for such scientific advisory services. The term of this agreement is 12 months.

License and research agreements

In July 2015, the Company entered into a worldwide license agreement, or the CSHL Agreement, with CSHL, with respect to TANGO patents. Under the CSHL Agreement, the Company receives an exclusive (except with respect to certain government rights and non-exclusive licenses), worldwide license under certain patents and applications relating to TANGO. The CSHL Agreement obligates the Company to make payments that are contingent upon certain milestones being achieved. The Company is also required to pay royalties, tiered based on the scope of patent coverage for each licensed product, ranging from a low-single digit percentage to a mid-single digit percentage on annual net sales. These royalty obligations apply on a licensed product-by-licensed product and country-by-country basis until the latest of (i) the expiration of the last valid claim of a CSHL patent covering the applicable licensed product or (ii) the expiration of any regulatory exclusivity for the applicable licensed product. In addition, if the Company sublicenses the rights under the CSHL Agreement, the Company is required to pay a maximum of twenty percent of the sublicense revenue to CSHL, which may be reduced to a mid-teens or a mid-single digit percentage upon achievement of certain clinical milestones for the applicable licensed product. Finally, the Company is required to pay an annual license maintenance fee of $0.01 million, which amount is creditable against any owed royalty or milestone payments. The maximum aggregate potential milestone payments payable total approximately $0.9 million. Additionally, certain licenses under the CSHL Agreement require the Company to reimburse CSHL for certain past and ongoing patent related expenses, however there were no expenses related to these reimbursable patent costs during the years ended December 31, 2021 and 2020.

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton, or the Southampton Agreement, whereby the Company acquired rights to foundational technologies related to the Company’s TANGO technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. The maximum aggregate potential milestone payments payable by the Company total approximately 0.4 million pounds sterling (approximately $0.5 million as of December 31, 2021). As of December 31, 2021, and 2020, the Company has recorded no liabilities under the Southampton Agreement. For the year ended December 31, 2021 these expenses were $0.12 million compared to $0.09 million for the year ended December 31, 2020. Additionally, certain licenses under the Southampton Agreement require the Company to reimburse the University of Southampton for certain past and ongoing patent related expenses. (see note 12 for payments to University of Southampton)

Litigation

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which it is focused. As of December 31, 2021, the Company had no legal proceedings to which it was a party or to which its property was subject.

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

As of December 31, 2021 there were no shares available for future issuance under the 2014 Plan and 2,372,006 shares were available under the 2019 Plan.

During the years ended December 31, 2021 and December 31, 2020, the Company granted options to purchase 1,311,897 and 1,231,532 shares of common stock to certain of its employees, and directors, respectively. The options vest up to four years except for certain options granted to members of our board of directors which vest over one or three years and are exercisable at a per share price equal to the fair value of the common stock on the grant date.

A summary of stock option activity for awards is presented below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value(1)
Outstanding as of December 31, 2020	4,454,422	$8.80	8.0	$236,685
Granted	1,311,897	53.93
Exercised	(287,566)	2.70
Forfeited	(41,973)	40.12
Expired	(1,476)	28.73
Outstanding as of December 31, 2021	5,435,304	$19.77	8.0	$64,981
Exercisable as of December 31, 2021	3,103,635	$9.74	6.9	$52,003

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at December 31, 2021 and 2020.

The weighted average grant date fair value per share of stock options granted during the years ended December 31, 2021 and 2020 was $34.07 and $14.75, respectively. The aggregate grant date fair value of stock options granted during the years ended December 31, 2021 and 2020 was approximately $44.7 million and $18.2 million, respectively. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2021 and 2020 was approximately $9.9 million and $27.3 million, respectively.

Stock-based compensation and stock options

The Company recorded stock-based compensation expense of $16.5 million and $5.8 million during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was $45.0 million of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the 2014 and the 2019 Plans. The compensation is expected to be recognized over a weighted average period of 2.8 years as of December 31, 2021.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss is as follows:

	Year ended December 31,
	2021	2020
Research and development	$6,215	$1,875
General and administrative	10,235	3,893
	$16,450	$5,768

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair values of the options granted to employees and directors were calculated using the following assumptions for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
Risk-free interest rate	0.78-1.51%	0.38-1.48%
Expected dividend yield	0%	0%
Expected life	5.5-6.25 years	5.5-6.25 years
Expected volatility	70-73%	70%

2019 Employee stock purchase plan

In June 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective on June 18, 2019. The Company initially reserved 315,000 shares of common stock for sale under the ESPP. At December 31, 2021, the Company had 634,580 shares available for issuance under the plan. The average grant date fair value per share under the plan was $46.08 for 2021. The total ESPP stock-based compensation expense for the year ended December 31, 2021 was $0.3 million and for the year ended December 31, 2020 was $0.3 million. The number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years following the first offering date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or a lower amount determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP will not exceed 3,150,000 shares of the Company’s common stock.

9. Net loss per share attributable to common stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Year ended December 31,
	2021	2020
Numerator:
Net loss	$(85,805)	$(52,243)
Denominator:
Weighted-average number of common shares, basic and diluted	36,739,269	33,488,456
Net loss per share, basic and diluted	$(2.34)	$(1.56)

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

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2021	2020
Outstanding options to purchase common stock	5,435,304	4,454,424

10. Income taxes

A reconciliation of the expected income tax expense (benefit) computed using the federal statutory income tax rate the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2021	2020
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	7.9	8.3
Non-deductible items	0.4	6.2
Research and development credit, net	4.1	1.2
Other	0.0	0.2
Change in valuation allowance	(33.4)	(36.9)
Total	0.0%	0.0%

The principal components of the Company’s deferred tax assets and liabilities consist of the following:

	As of December 31,
	2021	2020
Deferred tax assets:
Federal and state net operating loss carryforwards	$52,231	$32,097
Research and development tax credits	7,726	2,816
Other	6,075	2,293
Gross deferred tax assets	66,032	37,206
Less: valuation allowance	(66,032)	(37,206)
Net deferred tax assets	$—	$—

As of December 31, 2021 and 2020, the Company had federal net operating loss carryforwards of $191.1 million and $116.9 million, respectively, which may be available to reduce future taxable income, and expire at various dates beginning in 2034, for those net operating loss carryforwards generated prior to 2018. Net operating losses generated in 2018 and beyond have no expiration. As of December 31, 2021 and 2020, the Company had state net operating loss carry forwards of $191.4 million and $118.8 million, respectively, which may be available to reduce future taxable income and expire at various dates beginning in 2034. In addition, at December 31, 2021 and 2020, the Company had federal research and development tax credit carryforwards of $5.4 million and $2.0 million, respectively, and state research and development tax credit carry forwards of $3.0 million and $1.0 million, respectively.  Both federal and state research and development tax credit carry forwards may be available to reduce future tax liabilities and expire at various dates beginning in 2030. In accordance with ASC 740, Accounting for Income Taxes, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance of $66.0 million and $37.2 million was established at December 31, 2021 and 2020, respectively. The change in the valuation allowance was an increase of $28.8 million and $19.3 million in 2021 and 2020, respectively.

The CARES Act temporarily repealed the 80% taxable income limitation for tax years beginning before January 1, 2021. Federal NOL carry forwards generated from 2018 or later and Federal NOL carryforwards to taxable years beginning after December 31, 2021 will be subject to the 80% limitation. Also, under the CARES Act, federal NOLs arising in 2018, 2019 and 2020 can be carried back 5 years. New legislation or regulation which could affect our tax burden could be enacted by any governmental authority. The Company cannot predict the timing or extent of such tax-related developments which could have a negative impact on our financial results. Additionally, the Company uses its best judgment in attempting to quantify and reserve for these tax obligations.

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

The Company applies ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to income taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. At December 31, 2021, and 2020 the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying consolidated statements of operations and comprehensive loss.

11. Employee benefits

 In 2016, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. On January 1, 2020, the Company began to make matching contributions up to 4% of annual salary for those employees who are participating in the 401(k) Plan. For the year ended December 31, 2021, the Company made matching contributions of $0.5 million and for the year ended December 31, 2020, the Company made matching contributions of $0.2 million.

12. Subsequent events

In January 2022, the Company entered into a license and collaboration agreement with Acadia Pharmaceuticals Inc. (“Acadia”) for the discovery, development and commercialization of novel RNA-based medicines for the treatment of severe and rare genetic neurodevelopmental diseases of the central nervous system (the “CNS”). The agreement focuses on the targets SYNGAP1, MECP2 (Rett syndrome), and an undisclosed neurodevelopmental target of mutual interest. In connection with each target, the Company will collaborate with Acadia to identify potential treatments for further development and commercialization as licensed products. With respect to SYNGAP1, the Company has agreed with Acadia to co-develop and co-commercialize licensed products for such target globally, and in connection therewith the Company granted to Acadia worldwide, co-exclusive (with the Company) licenses for such licensed products. With respect to MECP2 and the neurodevelopmental target, the Company granted to Acadia worldwide, exclusive licenses to develop and commercialize licensed products for such targets.

Pursuant to the terms of the agreement, the Company received an upfront payment of $60 million from Acadia. Acadia agreed to fund the research to identify potential licensed products for MECP2 and the neurodevelopmental target, and the Company will equally fund with Acadia the research to identify potential licensed products for SYNGAP1. The Company is eligible to receive up to $907.5 million in potential total milestone payments based upon the achievement of certain development, regulatory, first commercial sales and sales milestone events across the programs for the three targets, assuming each milestone were achieved at least once. With respect to licensed products for MECP2 and the neurodevelopmental target, the Company is also eligible to receive tiered royalties at percentages ranging from the mid-single digits to the mid-teens on future net sales by Acadia of licensed products worldwide. Royalties payable under the agreement are subject to standard royalty reductions. For SYNGAP1 licensed products that the Company is co-developing and co-commercializing, the Company will be responsible for 50% of the development and commercialization costs and will receive 50% of the profits from global commercialization.

As a result of and related to the out-license of SYNGAP1, the Company is obligated to make payments to the University of Southampton under certain licensed patents and applications relating to TANGO.

Since December 31, 2021, the Company sold approximately 403,000 shares of our common stock and received $7.5 million after deducting commissions related to the Sales Agreement.

The Company has evaluated subsequent events through the issuance date of these consolidated financial statements.  The Company has concluded that no events or transactions other than those described above have occurred that require disclosure in the accompanying consolidated financial statements.