Form 10-Q
period 2022-03-31
Stoke Therapeutics, Inc.
filed 2022-05-10
CIK 1623526

X`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022 the registrant had 39,189,720 shares of common stock, $0.0001 par value per share, outstanding.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A “Risk Factors.” These risks and uncertainties include, but are not limited to:

•	our ability to become profitable;
•	our ability to procure sufficient funding;
•	our limited operating history;
•	our ability to develop, obtain regulatory approval for and commercialize STK-001, STK-002 and our future product candidates;
•

the direct and indirect impact of COVID-19 on our business, financial condition and operations, including on our expenses, supply chain, strategic partners, research and development costs, clinical trials and employees;

•	our success in early preclinical studies or clinical trials, which may not be indicative of results obtained in later studies or trials;
•	our ability to obtain regulatory approval to commercialize STK-001, STK-002 or any other future product candidate;
•	the success of our collaboration with Acadia Pharmaceuticals and our ability to enter into successful collaborations in the future;
•	our ability to identify patients with the diseases treated by STK-001, STK-002 or our future product candidates, and to enroll patients in trials;
•	the success of our efforts to use TANGO to expand our pipeline of product candidates and develop marketable products;
•	our ability to obtain, maintain and protect our intellectual property;
•	our reliance upon intellectual property licensed from third parties;
•	our ability to identify, recruit and retain key personnel;
•	our financial performance; and
•	developments or projections relating to our competitors or our industry.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Stoke Therapeutics, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$84,111	$144,895
Marketable Securities	209,105	74,915
Prepaid expenses and other current assets	12,290	9,159
Deferred financing costs	—	117
Interest receivable	265	132
Total current assets	$305,771	$229,218
Restricted cash	569	569
Operating lease right-of-use assets	4,563	4,939
Property and equipment, net	5,035	4,139
Total assets	$315,938	$238,865
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,328	$2,385
Accrued and other current liabilities	11,108	14,754
Deferred revenue - current portion	8,469	—
Total current liabilities	$22,905	$17,139
Deferred revenue - net of current portion	49,545	—
Other long term liabilities	3,511	3,949
Total long term liabilities	53,056	3,949
Total liabilities	$75,961	$21,088
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized, 39,044,669 and 36,902,499 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	461,389	414,024
Accumulated other comprehensive loss	(684)	(168)
Accumulated deficit	(220,732)	(196,083)
Total stockholders’ equity	$239,977	$217,777
Total liabilities and stockholders’ equity	$315,938	$238,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$3,000	$—
Operating expenses:
Research and development	18,309	9,913
General and administrative	9,486	6,914
Total operating expenses	27,795	16,827
Loss from operations	(24,795)	(16,827)
Other income:
Interest income (expense), net	104	6
Other income (expense), net	42	28
Total other income	146	34
Net loss	$(24,649)	$(16,793)
Net loss per share, basic and diluted	$(0.66)	$(0.46)
Weighted-average common shares outstanding, basic and diluted	37,448,301	36,643,205
Comprehensive loss:
Net loss	$(24,649)	$(16,793)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(516)	—
Total other comprehensive loss	$(516)	$—
Comprehensive loss	$(25,165)	$(16,793)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Stockholders’ equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2020	36,577,149	$4	$396,352	$—	$(110,278)	$286,078
Net loss	—	—	—	—	(16,793)	(16,793)
Stock-based compensation	—	—	2,698	—	—	2,698
Issuance of common stock upon exercise of stock options	111,858	—	371	—	—	371
Issuance of common stock upon follow-on offering, net of underwriting discounts and offering costs	—	—	(64)	—	—	(64)
Issuance of common stock related to employee stock purchase plan	8,801	—	175	—	—	175
Balance as of March 31, 2021	36,697,808	$4	$399,532	$—	$(127,071)	$272,465

Balance as of December 31, 2021	36,902,499	$4	$414,024	$(168)	$(196,083)	$217,777
Net loss	—	—	—	—	(24,649)	(24,649)
Stock-based compensation	—	—	4,975	—	—	4,975
Unrealized loss on marketable securities	—	—	—	(516)	—	(516)
Issuance of common stock upon exercise of stock options	53,377	—	93	—	—	93
Shares sold as part of controlled equity offering sales agreement	2,080,486	—	42,128	—	—	42,128
Issuance of common stock related to employee stock purchase plan	8,307	—	169	—	—	169
Balance as of March 31, 2022	39,044,669	$4	$461,389	$(684)	$(220,732)	$239,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of cash flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(24,649)	$(16,793)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	247	236
Amortization and accretion of marketable securities	235	—
Stock-based compensation	4,975	2,698
Loss on disposal of property and equipment	—	29
Reduction in the carrying amount of right of use assets	377	271
Changes in assets and liabilities:
Prepaid expenses and other current assets	(3,265)	(1,078)
Accounts payable and accrued liabilities	(3,443)	(5,499)
Deferred revenue	58,014	—
Net cash provided by (used in) operating activities	$32,491	$(20,136)
Cash flows from investing activities:
Purchases of marketable securities	(143,941)	—
Purchases of property and equipment	(841)	(204)
Sales of marketable securities	9,000	—
Net cash used in investing activities	$(135,782)	$(204)
Cash flows from financing activities:
Proceeds from Employee Stock Purchase Plan	169	175
Proceeds from issuance of common stock upon exercise of stock options	93	371
Proceeds from controlled equity offering sales agreement	42,245	—
Net cash provided by financing activities	$42,507	$546
Net decrease in cash, cash equivalents and restricted cash	$(60,784)	$(19,794)
Cash, cash equivalents and restricted cash—beginning of period	$145,464	$287,513
Cash, cash equivalents and restricted cash—end of period	$84,680	$267,719

Property and equipment included in accrued expense and accounts payable	$301	$97

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiaries

Notes to condensed consolidated financial statements—(unaudited)

1. Nature of the business and basis of presentation

Organization

Stoke Therapeutics, Inc. (the “Company”) was founded in June 2014 and was incorporated under the laws of the State of Delaware. The Company is a biotechnology company dedicated to addressing the underlying cause of severe diseases by upregulating protein expression with RNA-based medicines.

Shelf Registration

In July 2020, the Company filed a universal Shelf Registration statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”). The Registration Statement was declared effective by the SEC on July 20, 2020,  and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $400,000,000 of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150,000,000 of our common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (“Sales Agreement”). The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The $150,000,000 of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $400,000,000 of securities that may be offered, issued and sold by the Company under the base prospectus. As of March 31, 2022, the Company had issued approximately 2.1 million shares in connection with the Sales Agreement for net proceeds of $42.2 million. Since April 1, 2022, the Company sold approximately 138,000 shares of our common stock and received $3.1 million after deducting commissions related to the Sales Agreement.

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

Liquidity

The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of the issuance date of these unaudited condensed consolidated financial statements, the Company expects that its cash, cash equivalents, marketable securities and restricted cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these unaudited condensed consolidated financial statements.

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

Unaudited interim financial information

The accompanying interim unaudited condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and related footnotes as of and for the year ended December 31, 2021, which was filed with the SEC on March 10, 2022. The Company’s financial information as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet information as of December 31, 2021 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

At March 31, 2022, restricted cash consisted of money market accounts collateralizing letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities.

Cash and cash equivalents, and restricted cash in the condensed consolidated statements of cash flows consists of the following (in thousands):

	As of March 31,
	2022	2021
Cash and cash equivalents	$84,111	$267,514
Restricted cash - short-term	$—	$147
Restricted cash - long-term	$569	$58
Total cash, cash equivalents and restricted cash	$84,680	$267,719

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

Revenue recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

In January 2022, the Company entered into a collaboration and licensing agreement with Acadia Pharmaceuticals, Inc. (“Acadia”) which is within the scope of ASC 606 (see Note 7).   In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under this agreement, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for this arrangements, the Company must use its judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above; and (d) the contract term and pattern of satisfaction of the performance obligations under step (v) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied.

Amounts due to the Company for satisfying the revenue recognition criteria or that are contractually due based upon the terms of the collaboration agreements are recorded as accounts receivable in the Company’s condensed consolidated balance sheets. Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s condensed consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

Upfront license fees

The licenses of the Company’s intellectual property granted to Acadia was not determined to be distinct from the other promises or performance obligations identified in the arrangement.  Accordingly, such licenses are therefore combined with other promises in the arrangement. The Company exercises judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Customer options

If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. The Company evaluates the customer options for material rights or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. No such material rights were identified in the arrangement with Acadia.  If such material rights were identified, then the Company would allocate the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized or begin to be recognized as revenue until, at the earliest, the option is exercised.

Research and development services

The promises under the Company’s collaboration agreement with Acadia includes research and development services to be performed by the Company for or on behalf of the customer. Payments or reimbursements resulting from the Company’s research and development efforts are recognized as the services are performed and presented on a gross basis because the Company is the principal for such efforts.

Milestone payments

At the inception of the Acadia arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone in making this assessment. There is judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.  The development milestones in the Acadia arrangement are not considered probable of achievement at the outset of the arrangement.

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

Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This ASU is effective for interim and annual periods beginning after December 15, 2020, and early adoption is permitted. The Company adopted this standard on January 1, 2021 and the adoption of this update did not have a material impact on its condensed consolidated financial statements.

3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair value measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$84,111	$—	$—	$84,111
Total	$84,111	$—	$—	$84,111

Marketable Securities:
Corporate bonds	$—	$17,277	$—	$17,277
Commercial paper	—	22,479	—	22,479
US Government debt securities	—	169,349	—	169,349
Total	$—	$209,105	$—	$209,105

	Fair value measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$144,897	$—	$—	$144,897
Total	$144,897	$—	$—	$144,897

Marketable Securities:
Corporate bonds	$—	$17,524	$—	$17,524
Commercial paper	—	27,487	—	27,487
US Government debt securities	—	29,904	—	29,904
Total	$—	$74,915	$—	$74,915

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described in Note 2. The carrying value of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.

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

4. Marketable Securities

The following table summarizes the Company’s marketable securities as of March 31, 2022 (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$17,524	$—	$(247)	$17,277
Commercial paper	22,479	—	—	22,479
US Government debt securities	169,786	—	(437)	169,349
Total	$209,789	$—	$(684)	$209,105

The following table summarizes the Company’s marketable securities as of December 31, 2021 (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$17,598	$—	$(74)	$17,524
Commercial paper	27,487	—	—	27,487
US Government debt securities	29,998	—	(94)	29,904
Total	$75,083	$—	$(168)	$74,915

The weighted average maturity of the Company’s marketable securities as of March 31, 2022 ranged from approximately 0.3 years to 0.9 years. As of December 31, 2021 the weighted average maturity of the Company’s marketable securities ranged from approximately 0.2 years to 1.1 years.

The Company did not record an allowance for credit losses as of March 31, 2022 related to its marketable securities. Further, given the lack of significant change in the credit risk of these investments, the Company did not recognize any other-than-temporary impairment losses.

5. Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued employee compensation costs	$1,345	$5,383
Accrued professional costs	1,450	523
Accrued research and development costs	6,255	6,801
Current portion of operating lease liabilities	1,535	1,507
Other current liabilities	523	540
	$11,108	$14,754

6. Commitments and contingencies

Operating lease

The Company determines whether an arrangement is a lease at inception. The Company accounts for a lease when it has the right to control the leased asset for a period of time while obtaining substantially all of the assets’ economic benefits. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. The discount rate used to determine the present value of the lease payments is the Company’s incremental borrowing rate based on the information available at lease inception, as the Company did not have information to determine the rate implicit in the leases. Lease expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments (which include initial direct costs and lease incentives). The expense is included in operating expenses in the condensed consolidated statements of operations and comprehensive loss. The Company’s lease agreements also contain variable payments, primarily maintenance-related costs, which are expensed as incurred and not included in the measurement of the right-of-use assets and lease liabilities.

In August 2018, the Company entered into an agreement to lease approximately 23,000 square feet of space for a term of three years. Lease terms are triple net lease commencing at $0.9 million per year, then with 3% annual base rent increases plus operating expenses, real estate taxes, utilities and janitorial fees. The lease commencement date was December 10, 2018.

In September 2021, the Company entered into an agreement to extend the initial term of the 23,000 square foot lease for a period of three years commencing on December 15, 2021 and ending December 31, 2024.  In addition, this lease provides for the lease of an additional 15,000 square feet of rentable space beginning on April 1, 2022 and ending on December 31, 2024. The Company recognized a right-of-use asset and operating lease liability of $3.5 million for the 23,000 square feet.  As the Company did not have access to the additional 15,000 square feet of space, a right of use asset was not recognized as of March 31, 2022.

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

Future minimum lease payments under non-cancellable leases as of March 31, 2022, including leases entered into where access has yet to be granted, were as follows (in thousands):

2022	$1,707
2023	2,532
2024	2,608
2025	173
Total lease payments	$7,020
Less imputed interest	(437)
Present value of lease liabilities	$6,583

Lease balances as of March 31, 2022 were as follows (in thousands):

Operating right-of-use assets	$4,563
Current Portion of operating lease liabilities	$1,535
Non-current portion of operating lease liabilities	3,135
Total operating lease liabilities	$4,670

The weighted average remaining lease term and weighted average discount rate of our operating leases as of March 31, 2022 were as follows:

Weighted average remaining lease term in years	2.9
Weighted average discount rate	4.15%

In accordance with Topic 842, lease expense incurred under operating leases was approximately $0.4 million for the three months ended March 31, 2022, and $0.3 million for three months ended March 31, 2021.

Scientific Advisory Board Agreement

In June 2020, the Company entered into a scientific advisory board agreement with a member of the Company’s board of directors, who is also an employee of Cold Spring Harbor Laboratory (“CSHL”), to provide scientific advisory services related to the Company’s Targeted Augmentation of Nuclear Gene Output (“TANGO”) antisense oligonucleotide technology and other antisense oligonucleotide technologies, as well as current and future therapeutic targets and programs. Following the expiration of the initial scientific agreement in June 2021, the parties entered into a subsequent scientific board agreement on substantially the same terms. The Company recognized expense of $0.01 million each for the three months ended March 31, 2022 and 2021 for such scientific advisory services. The term of this agreement is 12 months.

License and research agreements

In July 2015, the Company entered into a worldwide license agreement with CSHL (the “CSHL Agreement”) with respect to TANGO patents. Under the CSHL Agreement, the Company receives an exclusive (except with respect to certain government rights and non-exclusive licenses), worldwide license under certain patents and applications relating to TANGO. The CSHL Agreement obligates the Company to make payments that are contingent upon certain milestones being achieved. The Company is also required to pay royalties, tiered based on the scope of patent coverage for each licensed product, ranging from a low-single digit percentage to a mid-single digit percentage on annual net sales. These royalty obligations apply on a licensed product-by-licensed product and country-by-country basis until the latest of (i) the expiration of the last valid claim of a CSHL patent covering the applicable licensed product or (ii) the expiration of any regulatory exclusivity for the applicable licensed product. In addition, if the Company sublicenses the rights under the CSHL Agreement, the Company is required to pay a maximum of twenty percent of the sublicense revenue to CSHL, which may be reduced to a mid-teens or a mid-single digit percentage upon achievement of certain clinical milestones for the applicable licensed product. Finally, the Company is required to pay an annual license maintenance fee of $0.01 million, which amount is creditable against any owed royalty or milestone payments. The maximum aggregate potential milestone payments payable total approximately $0.9 million. Additionally, certain licenses under the CSHL Agreement require the Company to reimburse CSHL for certain past and ongoing patent related expenses, however, there were no expenses related to these reimbursable patent costs during the three months ended March 31, 2022 and 2021.

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton (the “Southampton Agreement”), whereby the Company acquired rights to foundational technologies related to the Company’s TANGO technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. As of March 31, 2022, the Company has recorded a liability of $0.5 million under the Southampton Agreement due to the Acadia Pharmaceuticals Inc. license and collaboration agreement (see Note 7) and had no recorded liability as of March 31, 2021. Additionally, certain licenses under the Southampton Agreement require the Company to reimburse the University of Southampton for certain past and ongoing patent related expenses. For the three months ended March 31, 2022 these expenses were $0.08 million compared to $0.01 million for the three months ended March 31, 2021.

7. License and Collaboration Agreement with Acadia Pharmaceuticals Inc.

In January 2022, the Company entered into a license and collaboration agreement with Acadia Pharmaceuticals Inc. (“Acadia”) for the discovery, development and commercialization of novel RNA-based medicines for the treatment of severe and rare genetic neurodevelopmental diseases of the central nervous system (CNS). The agreement focuses on the targets SYNGAP1, MECP2 (Rett syndrome), and an undisclosed neurodevelopmental target of mutual interest. In connection with each target, the Company will collaborate with Acadia to identify potential treatments for further development and commercialization as licensed products. With respect to SYNGAP1, the Company has agreed with Acadia to co-develop and co-commercialize licensed products for such target globally, and in connection therewith the Company granted to Acadia worldwide, co-exclusive (with Stoke) licenses for such licensed products. With respect to MECP2 and the neurodevelopmental target, the Company granted to Acadia worldwide, exclusive licenses to develop and commercialize licensed products for such targets.

Pursuant to the terms of the agreement, the Company received an upfront payment of $60 million from Acadia. Acadia agreed to fund the research to identify potential licensed products for MECP2 and the neurodevelopmental target, and the Company will equally fund with Acadia the research to identify potential licensed products for SYNGAP1. The Company is eligible to receive up to $907,500,000 in potential total milestone payments based upon the achievement of certain development, regulatory, first commercial sales and sales milestone events across the programs for the three targets, assuming each milestone were achieved at least once. With respect to licensed products for MECP2 and the neurodevelopmental target, the Company is also eligible to receive tiered royalties at percentages ranging from the mid-single digits to the mid-teens on future net sales by Acadia of licensed products worldwide. Royalties payable under the agreement are subject to standard royalty reductions. For SYNGAP1 licensed products that the Company is co-developing and co-commercializing, the Company will be responsible for 50% of the development and commercialization costs and will receive 50% of the profits from global commercialization. The Company is provided with a co-development and co-commercialization opt out option relating to the SYNGAP1 target indication at the Company’s discretion. Such opt-out would reduce development and commercialization milestones but would provide the Company with royalties on an escalating basis attributable to net sales milestones.

Acadia Agreement Accounting

At the commencement of the Acadia agreement the Company identified three performance obligations consisting of pre-clinical research activities for each of the three targets, SYNGAP1, MECP2, and the undisclosed neurodevelopmental target. The exclusive or co-exclusive licenses granted to Acadia to conduct pre-clinical research activities on each of the three targets, and participation on each of the respective joint research committees were identified as promised services. However, the licenses granted to Acadia and the research activities were determined to be not distinct from each other, and therefore are considered a combined performance obligation for each of the three targets. Participation on each of the joint research committees was determined to be quantitatively and qualitatively immaterial in the context of the arrangement with Acadia.

The Company is recognizing the transaction price for the pre-clinical research activities for each of the three targets over time as the research services are provided. The transfer of control to Acadia occurs over this time period, and in management’s judgment, is the best measure of progress towards satisfying the performance obligation. An input method is used that measures the cost incurred to date in satisfying each of the three research activities in relation to the estimated total projected cost of each of the research activities to fulfill the respective obligations. The cumulative effect of revisions to estimated costs and/or the transaction price to complete the research performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated.

Milestone payments that are not within the control of the Company, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. For other milestones, the Company evaluated factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. Milestones that are outside of the Company’s or Acadia’s control will not be recognized until such milestones are achieved. As to the other milestones, to date, no milestone payments have been included in the transaction price due the uncertainty as to whether these milestones will be achieved. The Company will at the end of each reporting period reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjust its estimate of the overall transaction price for each of the research activities on the three targets. Any such adjustments will be recorded on a cumulative catch-up basis.

As of March 31, 2022, the Company had $58.0 million in upfront consideration associated with the Acadia agreement relating to performance obligations that are unsatisfied or partially unsatisfied.

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

As of March 31, 2022, there were no shares available for future issuance under the 2014 Plan and 2,076,273 shares were available under the 2019 Plan.

During the three months ended March 31, 2022, the Company granted options to purchase 2,061,975 shares of common stock to certain of its employees. The options vest up to four years and are exercisable at a per share price equal to the fair value of the common stock on the grant date.

Stock-based compensation

As of March 31, 2022, there was $66.5 million of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the 2014 and 2019 Plans. The compensation is expected to be recognized over a weighted average period of 2.96 years as of March 31, 2022.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$1,895	$1,034
General and administrative	3,080	1,664
	$4,975	$2,698

2019 Employee stock purchase plan

In June 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective on June 18, 2019. The Company initially reserved 315,000 shares of common stock for sale under the ESPP. At March 31, 2022, the Company had 995,298 shares available for issuance under the plan. The average grant date fair value per share under the plan was $23.01 for 2022. The total ESPP stock-based compensation expense for the three months ended March 31, 2022 was $0.1 million and for the three months ended March 31, 2021 was $0.1 million. The number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years following the first offering date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or a lower amount determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP will not exceed 3,150,000 shares of the Company’s common stock.

9. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(24,649)	$(16,793)
Denominator:
Weighted-average number of common shares, basic and diluted	37,448,301	36,643,205
Net loss per share, basic and diluted	$(0.66)	$(0.46)

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

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share indicated because including them would have had an anti-dilutive effect:

	March 31,
	2022	2021
Outstanding options to purchase common stock	7,408,942	5,375,811

10. Income taxes

The Company did not record an income tax benefit in its condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2022 and 2021 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company had net deferred tax assets and liabilities of $66.0 million at December 31, 2021. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of March 31, 2022 and December 31, 2021, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company did not record any amounts for unrecognized tax benefits as of March 31, 2022 or December 31, 2021.

11. Subsequent events

Since April 1, 2022, the Company sold approximately 138,000 shares of our common stock and received $3.1 million after deducting commissions related to the Sales Agreement.

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

Our first compound, STK-001, is in clinical testing for the treatment of Dravet syndrome, a severe and progressive genetic epilepsy. Dravet syndrome is characterized by frequent, prolonged and refractory seizures beginning within the first year of life. The disease is classified as a developmental and epileptic encephalopathy due to the developmental delays and cognitive impairment associated with it. Dravet syndrome is one of many diseases caused by a haploinsufficiency, in which a loss of approximately 50% of normal protein levels leads to disease. We have two ongoing Phase 1/2a open-label studies of STK-001, MONARCH in the United States and ADMIRAL in the United Kingdom. We also have SWALLOWTAIL which is an Open Label Extension (OLE) study of STK-001 for children and adolescents with Dravet syndrome in the United States. Patients who participated in the MONARCH study and meet study entry criteria are eligible to continue treatment in SWALLOWTAIL which is designed to evaluate the long-term safety and tolerability of repeated doses of STK-001.

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

In July 2020, we filed a universal Shelf Registration statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”). The Registration Statement was declared effective by the SEC on July 20, 2020,  and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by us of up to a maximum aggregate offering price of $400,000,000 of our common stock, preferred stock, debt securities, warrants to purchase our common stock, preferred stock or debt securities, subscription rights to purchase our common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150,000,000 of our common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (“Sales Agreement”), which amount is included in the $400,000,000 base prospectus. As of March 31, 2022, we had issued approximately 2,086,000 shares of common stock at a weighted average price of $20.77 resulting in net proceeds of $42.2 million under the Sales Agreement. Since April 1, 2022, we sold approximately 138,000 shares of our common stock and received net proceeds of $3.1 million under the Sales Agreement. We may terminate this at-the-market program at any time, pursuant to its terms.

As of March 31, 2022 and December 31, 2021 we had $293.8 million and $220.4 million, respectively, in cash, cash equivalents, marketable securities and restricted cash.

Since inception, we have had operating losses, the majority of which are attributable to research and development activities. Our net losses were $24.6 million and $16.8 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $220.7 million.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents, marketable securities and restricted cash as of March 31, 2022, will enable us to fund our operating expenses and capital expenditure requirements into 2025. To date, we have not had any products approved for sale and have not generated any product sales. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Pursuant to the terms of the agreement, we received an upfront payment of $60 million from Acadia. Acadia agreed to fund the research to identify potential licensed products for MECP2 and the neurodevelopmental target, and we will equally fund with Acadia the research to identify potential licensed products for SYNGAP1. We are eligible to receive up to $907,500,000 in potential total milestone payments based upon the achievement of certain development, regulatory, first commercial sales and sales milestone events across the programs for the three targets, assuming each milestone were achieved at least once. With respect to licensed products for MECP2 and the neurodevelopmental target, we are also eligible to receive tiered royalties at percentages ranging from the mid-single digits to the mid-teens on future net sales by Acadia of licensed products worldwide. Royalties payable under the agreement are subject to standard royalty reductions. For SYNGAP1 licensed products that we are co-developing and co-commercializing, we will be responsible for 50% of the development and commercialization costs and will receive 50% of the profits from global commercialization. The Company is provided with a co-development and co-commercialization opt out option relating to the SYNGAP1 target indication at the Company’s discretion. Such opt-out would reduce development and commercialization milestones but would provide the Company with royalties on an escalating basis attributable to net sales milestones.

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

Our office-based employees had been primarily working from home from early March 2020 through early September 2021. Since then, our office-based staff have been working in a hybrid-model fluctuating between work from home and work from the office. Throughout the pandemic, we continue to ensure that essential staffing levels in our operations remain in place, including maintaining key personnel in our laboratories

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in this quarterly report Form 10-Q.

Financial operations overview

Revenue

We currently do not have any products approved for sale and have not generated any revenue since inception through December 2021. If we are able to successfully develop, receive regulatory approval for and commercialize any of our current or future product candidates alone or in collaboration with third parties, we may generate revenue from the sales of these product candidates.

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

Pursuant to the terms of the agreement, the Company received an upfront payment of $60 million from Acadia. Acadia agreed to fund the research to identify potential licensed products for MECP2 and the neurodevelopmental target, and the Company will equally fund with Acadia the research to identify potential licensed products for SYNGAP1. The Company is eligible to receive up to $907.5 million in potential total milestone payments based upon the achievement of certain development, regulatory, first commercial sales and sales milestone events across the programs for the three targets, assuming each milestone were achieved at least once. With respect to licensed products for MECP2 and the neurodevelopmental target, the Company is also eligible to receive tiered royalties at percentages ranging from the mid-single digits to the mid-teens on future net sales by Acadia of licensed products worldwide. Royalties payable under the agreement are subject to standard royalty reductions. For SYNGAP1 licensed products that the Company is co-developing and co-commercializing, the Company will be responsible for 50% of the development and commercialization costs and will receive 50% of the profits from global commercialization. The Company is provided with a co-development and co-commercialization opt out option relating to the SYNGAP1 target indication at the Company’s discretion. Such opt-out would reduce development and commercialization milestones but would provide the Company with royalties on an escalating basis attributable to net sales milestones.

See Note 7 License and Collaboration Agreement with Acadia Pharmaceuticals, Inc. in our unaudited condensed consolidated financial statements included elsewhere in this Form 10Q.

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

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Three Months Ended March 31,
	2022	2021

STK-001	$6,091	$3,124
STK-002	1,989	78
SYNGAP1	143	103
MECP2	49	78
Non-program specific and unallocated research and development expenses	10,037	6,530
Total research and development expenses	$18,309	$9,913

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

Results of operations for the three months ended March 31, 2022 and 2021

The following table sets forth our results of operations:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Condensed consolidated statements of operations:
Revenue	$3,000	$—
Operating expenses:
Research and development	18,309	9,913
General and administrative	9,486	6,914
Total operating expenses	$27,795	$16,827
Loss from operations	$(24,795)	$(16,827)
Other income:
Interest income (expense), net	104	6
Other income (expense), net	42	28
Total other income	$146	$34
Net loss	$(24,649)	$(16,793)

Research and development expenses

Research and development expenses were $18.3 million for the three months ended March 31, 2022 as compared to $9.9 million for the three months ended March 31, 2021, an increase of $8.4 million. The table below summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2022	2021
STK-001	$6,091	$3,124
STK-002	1,989	78
SYNGAP1	143	103
MECP2	49	78
Personnel-related expenses	6,610	4,635
Third-party services	899	365
Scientific consulting	300	99
Facilities and other research and development expenses	2,228	1,431
Total research and development expenses	$18,309	$9,913

The increase in research and development expenses were primarily attributable to an increase of $2.0 million in personnel costs resulting from an increase in headcount, an increase of $3.0 million in expenses related to our STK-001 program and $1.9 million related to our STK-002 program, which is comprised of third-party services and scientific consulting fees and an increase of $1.5 million in external third party expense related to SYNGAP1, MECP2, facilities and other costs and non-project specific consulting and third-party services, materials and other costs. The increases in expense reflect the accelerating pace of research and development activities and the increases in personnel, facilities and, third party services to support those activities.

General and administrative expenses

General and administrative expenses were $9.5 million for the three months ended March 31, 2022 as compared to $6.9 million for the three months ended March 31, 2021, an increase of $2.6 million.

The increase in general and administrative expenses were primarily attributable to an increase of $2.1 million in personnel costs resulting from an increase in headcount, and an increase of $0.5 million in third-party services to support our in-house personnel in various aspects of developing and supporting the business including human resources, information technology, audit, tax, public relations, communications and other general and administrative activities.

Other income (expense)

The change in our other income (expense) for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily reflects an increase in marketable securities balances.

Liquidity and capital resources

Since our inception through March 31, 2022, our operations have been financed by net proceeds of $487.4 million from the sale of convertible notes payable and our convertible preferred stock, our initial public offering, follow-on offering, proceeds from the controlled equity offering sales agreement and the upfront payment from Acadia. As of March 31, 2022, we had $293.8 million in cash, cash equivalents, marketable securities, and restricted cash. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception in June 2014 and, as of March 31, 2022 and 2021, we had accumulated deficits of $220.7 million and $127.1 million, respectively. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Pursuant to our license and collaboration agreement with Acadia, we are eligible to receive up to $907,500,000 in potential total milestone payments based upon the achievement of certain development, regulatory, first commercial sales and sales milestone events. With respect to certain licensed products, we are also eligible to receive tiered royalties at percentages ranging from the mid-single digits to the mid-teens on future net sales by Acadia of licensed products worldwide.  We are also responsible for 50% of the development and commercialization costs for certain licensed products and will receive 50% of the profits from global commercialization.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents, marketable securities, and restricted cash as of March 31, 2022, will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Cash flows

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$32,491	$(20,136)
Investing activities	(135,782)	(204)
Financing activities	42,507	546
Net decrease in cash, cash equivalents and restricted cash	$(60,784)	$(19,794)

Operating activities

During the three months ended March 31, 2022, cash provided by operating activities was $32.5 million. This was primarily attributable to $58.0 million in deferred revenue received as part of the Acadia collaboration and to non-cash charges of $5.8 million for share-based compensation, depreciation, amortization and accretion of marketable securities, and reduction in the carrying amount of right of use assets, offset by a net loss of $24.6 million and by a net change of $6.7 million in our net operating assets and liabilities.

During the three months ended March 31, 2021, cash used in operating activities was $20.1 million and was primarily attributable to a net loss of $16.8 million, partially offset by non-cash charges of $3.2 million for share-based compensation, depreciation, and reduction in the carrying amount of right of use assets, and a net change of $6.6 million in our net operating assets and liabilities.

Investing activities

Our investing activities during the three months ended March 31, 2022 and 2021 have consisted of purchases of property and equipment as well as purchases and sales of marketable securities.

Financing activities

Our financing activities during the three months ended March 31, 2022 consisted of $0.1 million from the exercise of stock options and $0.2 million in proceeds from our Employee Stock Purchase Plan and $42.2 million of proceeds from the controlled equity offering sales agreement.

Our financing activities during the three months ended March 31, 2021 consisted of $0.4 million from the exercise of stock options and $0.2 million in proceeds from our Employee Stock Purchase Plan.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of March 31, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future fiscal periods:

	Payments Due by Fiscal Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$7,020	$1,707	$5,313	$—	$—
Total	$7,020	$1,707	$5,313	$—	$—

In August 2018, we entered into an agreement to lease approximately 23,000 square feet of space for a term of three years. Lease terms are triple net lease commencing at $0.9 million per year, then with 3% annual base rent increases plus operating expenses, real estate taxes, utilities and janitorial fees. The lease commencement date was December 10, 2018.

In September 2021, we entered into an agreement to extend the initial term of the 23,000 square foot lease for a period of three years ending December 31, 2024.  In addition, this agreement provides for the lease of an additional 15,000 square feet of rentable space beginning on April 1, 2022 and ending on December 31, 2024. Initial monthly lease payments are approximately $0.1 million with respect to the 23,000 square feet space, and $0.1 million with respect to the 15,000 square feet space, and in each case subject to annual rent escalations.

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

Commitments

Our commitments primarily consist of obligations under our agreements with CSHL and the University of Southampton. As of March 31, 2022, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6—Commitments and Contingencies of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K filed with the SEC on March 10, 2022, other than revenue recognition discussed below.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five-step analysis: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step analysis to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. As part of the accounting for these arrangements, the Company must use significant judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; and (c) the timing of satisfaction of performance obligations as a measure of progress in step (v) above.

For contracts determined to be within the scope of ASC 606, the Company assesses whether the goods or services promised within each contract are distinct to identify those that are performance obligations. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. In assessing whether a promise or performance obligation is distinct from the other promises, the Company considers factors such as the research, development, manufacturing and commercialization capabilities of the customer and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the customer can benefit from a promise for its intended purpose without the receipt of the remaining promise, whether the value of the promise is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue.

The licenses of the Company’s intellectual property granted to Acadia was not determined to be distinct from the other promises or performance obligations, i.e., research and development services, identified in the arrangement. Accordingly, such licenses are therefore combined with research and development services in the arrangement. Payments or reimbursements resulting from the Company’s research and development efforts are recognized as the services are performed and presented on a gross basis because the Company is the principal for such efforts.

The transaction price (the amount of consideration the Company expects to be entitled to from a customer in exchange for the promised good or services) is determined and allocated to the identified performance obligations in proportion to their standalone selling prices (“SSP”) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied.

The Company uses significant judgment to determine whether milestone payments or other variable consideration, except for royalties, should be included in the transaction price. The transaction price is allocated to each performance obligation based on the relative standalone selling prices of each performance obligation in the contract, and the Company recognizes revenue based on those amounts when, or as, the performance obligations under the contract are satisfied.  Any variable consideration is constrained, and therefore, the cumulative revenue associated with this consideration is not recognized until it is deemed not to be at significant risk of reversal.

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation(s) when (or as) each performance obligation is satisfied, either at a point in time or over time, and if over time recognition is based on the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Amounts received prior to being recognized as revenue are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

Customer options: If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. The Company evaluates the customer options for material rights, that is, the option to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the standalone selling price. As a practical alternative to estimating the standalone selling price when the goods or services are both (i) similar to the original goods and services in the contract and (ii) provided in accordance with the terms of the original contract, the Company allocates the total amount of consideration expected to be received from the customer to the total goods or services expected to be provided to the customer. Amounts allocated to any material right are not recognized as revenue until the option is exercised and the performance obligation is satisfied.

No such material rights were identified in the arrangement with Acadia.  If such material rights were identified, then the Company would allocate the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized or begin to be recognized as revenue until, at the earliest, the option is exercised.

Milestone payments: At the inception of each arrangement that includes milestone payments, the Company evaluates whether a significant reversal of cumulative revenue provided in conjunction with achieving the milestones is probable, and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. For other milestones, the Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant reversal of cumulative revenue would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

The development milestones in the Acadia arrangement are not considered probable of achievement at the outset of the arrangement. For additional discussion of accounting for collaboration revenues, see Note 7 of our condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risks in the ordinary course, primarily including interest sensitivities. As of March 31, 2022, we had cash, cash equivalents, marketable securities, and restricted cash of $293.8 million and $220.4 million as of December 31, 2021. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. A hypothetical 100 basis point change in interest rates would affect the fair market value of our cash equivalents and marketable securities by approximately $2.9 million.

Inflation Risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the periods ended March 31, 2022 or 2021.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our business could be materially adversely affected, directly or indirectly, by the widespread outbreak of contagious disease, including the ongoing COVID-19 pandemic and variants of COVID-19, which have spread to each of the countries in which we and our suppliers do business. National, state and local governments in affected regions have implemented and may continue to implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter in place orders and shutdowns, business closures, cancellations of public gatherings and other measures. Organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide.

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

As part of our business strategy for STK-001, we received Orphan Drug Designation in the United States in 2019, and also in the EU, in the first quarter of 2022. We may seek such designation in other countries. However, Orphan Drug Designation does not guarantee future orphan drug marketing exclusivity, and there is no guarantee that we will be successful in obtaining such designation for our future product candidates.

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

We have entered into a collaboration with Acadia Pharmaceuticals Inc. (“Acadia”) to discover or develop certain novel RNA-based medicines for the potential treatment of severe and rare genetic neurodevelopmental diseases of the central nervous system (CNS). The collaboration includes SYNGAP1 syndrome, Rett syndrome (MECP2), and an undisclosed neurodevelopmental target of mutual interest, and such collaboration could represent a significant portion of our product pipeline. We have derived substantially all of our revenue to date from this collaboration agreement, and we may derive a significant portion of our future revenue from these agreements or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development services and resulting options to acquire any licenses of successful product candidates, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research

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

We have incurred net losses in each year since our inception. We incurred net losses of $24.6 million and $16.8 million, for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $220.7 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for STK-001, STK-002 and other future product candidates, if any, and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our cash, cash equivalents, marketable securities, and restricted cash of $293.8 million as of March 31, 2022, will enable us to fund our operating expenses and capital expenditure requirements into 2025. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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

We own an issued U.S. patent covering STK-001 and related compositions, an issued U.S. patent covering the mechanism of action of STK-001 and use of STK-001 for treating diseases, and our U.S. patent application and PCT international application covering the mechanism of action of STK-001 and use of STK-001 for treating diseases are currently pending. We have also in-licensed two issued U.S. patents and at least three issued foreign patents that cover the mechanism of action of STK-001, use of the mechanism for treating diseases, and related compositions. We have obtained at least seven issued foreign patents covering STK-001, related compositions and its uses and are currently pursuing patent protection for STK-001, related compositions, and its uses in several economically significant countries. With respect to STK-002, we have applied for and are currently pursuing patent protection for the mechanism of action and methods of treatment in several economically significant countries. We have also filed a PCT international application and foreign patent applications that specifically disclose compositions related to STK-002 and uses of those compositions. Furthermore, our in-licensed issued U.S. patents (mentioned above) cover the mechanism of action of STK-002.We cannot be certain that any of these patent applications will issue as patents, and if they do, that such patents will cover or adequately protect STK-001, STK-002 and other programs or that such patents will not be challenged, narrowed, circumvented, invalidated or held unenforceable.

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

Geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia.  Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

Additionally, no earlier that October 1, 2022, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”).  This will be a significant change in European patent practice.  As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2007-2008 caused extreme volatility and disruptions in the capital and credit markets. Likewise, the capital and credit markets may be adversely affected by the recent conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. As another example, our financial results may be negatively impacted by the recent COVID-19 outbreak. The extent and duration of such impacts remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the extent and effectiveness of containment actions taken and the impact of these and other factors on our operations and the global economy in general. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

In addition, the computer systems of various third parties on which we rely, including our CROs, CMOs and other contractors, consultants and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war (including the conflict in Ukraine) and telecommunication and electrical failures. We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches.

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

The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The market price for our common stock may be influenced by many factors, including the other risks described in this section and elsewhere in this report and the following:

•	results of preclinical studies and clinical trials of our product candidates, or those of our competitors or our existing or future collaborators;
•	the impact of the COVID-19 pandemic on our employees, trials, collaboration partners, suppliers, our results of operations, liquidity and financial condition;
•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates;
•	the success of competitive products or technologies;
•	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our product candidates, clinical studies, manufacturing process or sales and marketing terms;
•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
•	developments concerning any future collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates and products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	announcement and expectation of additional financing efforts;
•	speculation in the press or investment community;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	the concentrated ownership of our common stock;
•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest, including the conflict in Ukraine and actions taken by third parties in response to such conflict;
•	natural disasters and other calamities; and
•	general economic, industry and market conditions.

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

As of March 31, 2022 entities affiliated with Skorpios Trust beneficially owned 36.99% of the voting power of all outstanding shares of our common stock. As a result, these entities will have considerable influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of such entities may not be the same as or may even conflict with your interests. For example, these entities could potentially delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On November 24, 2020, we completed an underwritten public offering, of our common stock and issued and sold 2,875,000 shares of common stock at a public offering price of $39.00 per share, which included 375,000 shares sold upon full exercise of the underwriters’ option to purchase additional shares of common stock resulting in net proceeds of $104.9 million after deducting underwriting discounts and commissions and estimated offering expenses.   J.P. Morgan Securities LLC, Cowen and Company, LLC and Credit Suisse Securities (USA) LLC acted as joint book-running managers of the offering and as representatives of the underwriters. None of the expenses associated with the offering were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

10.1†	License and Collaboration Agreement, dated as of January 9, 2022, by and between Acadia Pharmaceuticals Inc. and the Registrant.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Inline Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

*

This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

†       Registrant has omitted portions of the exhibit as permitted under Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOKE THERAPEUTICS, INC.

Date: May 10, 2022	By:	/s/ Edward M. Kaye, M.D.
Edward M. Kaye, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Stephen J. Tulipano
Stephen J. Tulipano
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)