Form 10-Q
period 2022-06-30
Stoke Therapeutics, Inc.
filed 2022-08-08
CIK 1623526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022 the registrant had 39,419,313 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Stoke Therapeutics, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$67,754	$144,895
Marketable securities	207,876	74,915
Prepaid expenses and other current assets	13,179	9,159
Deferred financing costs	—	117
Interest receivable	350	132
Total current assets	$289,159	$229,218
Restricted cash	569	569
Operating lease right-of-use assets	5,831	4,939
Property and equipment, net	5,868	4,139
Total assets	$301,427	$238,865
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,602	$2,385
Accrued and other current liabilities	13,413	14,754
Deferred revenue - current portion	10,634	—
Total current liabilities	$27,649	$17,139
Deferred revenue - net of current portion	45,210	—
Other long term liabilities	4,247	3,949
Total long term liabilities	49,457	3,949
Total liabilities	$77,106	$21,088
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized, 39,382,467 and 36,902,499 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	470,977	414,024
Accumulated other comprehensive loss	(1,276)	(168)
Accumulated deficit	(245,384)	(196,083)
Total stockholders’ equity	$224,321	$217,777
Total liabilities and stockholders’ equity	$301,427	$238,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue	$3,231	$—	$6,232	$—
Operating expenses:
Research and development	18,358	14,095	36,668	24,008
General and administrative	10,111	7,934	19,596	14,848
Total operating expenses	28,469	22,029	56,264	38,856
Loss from operations	(25,238)	(22,029)	(50,032)	(38,856)
Other income:
Interest income (expense), net	544	34	648	40
Other income (expense), net	42	28	83	56
Total other income	586	62	731	96
Net loss	$(24,652)	$(21,967)	$(49,301)	$(38,760)
Net loss per share, basic and diluted	$(0.63)	$(0.60)	$(1.29)	$(1.06)
Weighted-average common shares outstanding, basic and diluted	39,258,358	36,708,188	38,358,936	36,675,876
Comprehensive loss:
Net loss	$(24,652)	$(21,967)	$(49,301)	$(38,760)
Other comprehensive loss:
Unrealized loss on marketable securities	(592)	(42)	(1,108)	(42)
Total other comprehensive loss	$(592)	$(42)	$(1,108)	$(42)
Comprehensive loss	$(25,244)	$(22,009)	$(50,409)	$(38,802)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Stockholders’ equity
	Shares	Amount	Amount	Amount	Amount	Amount
Balance as of December 31, 2020	36,577,149	$4	$396,352	$—	$(110,278)	$286,078
Net loss	—	—	—	—	(16,793)	(16,793)
Stock-based compensation	—	—	2,698	—	—	2,698
Issuance of common stock upon exercise of stock options	111,858	—	371	—	—	371
Issuance of common stock upon follow-on offering, net of underwriting discounts and offering costs	—	—	(64)	—	—	(64)
Issuance of common stock related to employee stock purchase plan	8,801	—	175	—	—	175
Balance as of March 31, 2021	36,697,808	$4	$399,532	$—	$(127,071)	$272,465
Net loss	—	—	—	—	(21,967)	(21,967)
Stock-based compensation	—	—	4,452	—	—	4,452
Unrealized loss on marketable securities	—	—	—	(42)	—	(42)
Issuance of common stock upon exercise of stock options	24,861	—	161	—	—	161
Balance as of June 30, 2021	36,722,669	$4	$404,145	$(42)	$(149,038)	$255,069

Balance as of December 31, 2021	36,902,499	$4	$414,024	$(168)	$(196,083)	$217,777
Net loss	—	—	—	—	(24,649)	(24,649)
Stock-based compensation	—	—	4,975	—	—	4,975
Unrealized loss on marketable securities	—	—	—	(516)	—	(516)
Issuance of common stock upon exercise of stock options	53,377	—	93	—	—	93
Shares sold as part of controlled equity offering sales agreement	2,080,486	—	42,128	—	—	42,128
Issuance of common stock related to employee stock purchase plan	8,307	—	169	—	—	169
Balance as of March 31, 2022	39,044,669	$4	$461,389	$(684)	$(220,732)	$239,977
Net loss	—	—	—	—	(24,652)	(24,652)
Stock-based compensation	—	—	6,163	—	—	6,163
Unrealized loss on marketable securities	—	—	—	(592)	—	(592)
Issuance of common stock upon exercise of stock options	194,498	—	326	—	—	326
Shares sold as part of controlled equity offering sales agreements	143,300	—	3,099	—	—	3,099
Balance as of June 30, 2022	39,382,467	$4	$470,977	$(1,276)	$(245,384)	$224,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of cash flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(49,301)	$(38,760)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	549	485
Amortization and accretion of marketable securities	42	37
Stock-based compensation	11,138	7,150
Loss on disposal of property and equipment	—	29
Reduction in the carrying amount of right of use assets	910	548
Changes in assets and liabilities:
Prepaid expenses and other current assets	(4,236)	(2,301)
Accounts payable and accrued liabilities	(2,383)	(3,155)
Deferred revenue	55,844	—
Net cash provided by (used in) operating activities	$12,563	$(35,967)
Cash flows from investing activities:
Purchases of marketable securities	(196,484)	(82,235)
Purchases of property and equipment	(1,523)	(724)
Sales of marketable securities	62,371	—
Net cash used in investing activities	$(135,636)	$(82,959)
Cash flows from financing activities:
Proceeds from Employee Stock Purchase Plan	169	175
Proceeds from issuance of common stock upon exercise of stock options	419	532
Proceeds from controlled equity offering sales agreements	45,344	—
Other	—	(2)
Net cash provided by financing activities	$45,932	$705
Net decrease in cash, cash equivalents and restricted cash	$(77,141)	$(118,221)
Cash, cash equivalents and restricted cash—beginning of period	$145,464	$287,513
Cash, cash equivalents and restricted cash—end of period	$68,323	$169,292

Right-of-use assets recognized in exchange for operating leases	$1,802	$690
Property and equipment included in accrued expense and accounts payable	$754	$—

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

Shelf Registration

In July 2020, the Company filed a universal Shelf Registration statement on Form S-3 (the “Prior Registration Statement”) with the Securities and Exchange Commission (the “SEC”). The Prior Registration Statement was declared effective by the SEC on July 20, 2020,  and contained two prospectuses: a base prospectus, which covered the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $400,000,000 of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150,000,000 of its common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (“Prior Sales Agreement”). On May 31, 2022, the Prior Registration Statement was deactivated upon the effectiveness of the Registration Statement (as defined below). As of such date, the Company had issued approximately 2.2 million shares of common stock in connection with the Prior Sales Agreement for net proceeds of $45.3 million.

In May 2022, the Company filed an additional universal Shelf Registration statement on Form S-3 (the “Registration Statement”) with the SEC. The Registration Statement was declared effective by the SEC on May 31, 2022, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $400,000,000 of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150,000,000 of its common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (“Sales Agreement”). The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The $150,000,000 of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $400,000,000 of securities that may be offered, issued and sold by the Company under the base prospectus. As of June 30, 2022, the Company had not issued any shares pursuant to the Sales Agreement. Subsequent to June 30, 2022, the Company did not sell any shares of its common stock under the Sales Agreement.

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

Unaudited interim financial information

The accompanying interim unaudited condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and related footnotes as of and for the year ended December 31, 2021, which was filed with the SEC on March 10, 2022. The Company’s financial information as of June 30, 2022 and for the six months ended June 30, 2022 and 2021 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet information as of December 31, 2021 was derived from audited financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

At June 30, 2022, restricted cash consisted of money market accounts collateralizing letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities.

Cash and cash equivalents, and restricted cash in the condensed consolidated statements of cash flows consists of the following (in thousands):

	As of June 30,
	2022	2021
Cash and cash equivalents	$67,754	$169,070
Restricted cash - short-term	$—	$147
Restricted cash - long-term	$569	$75
Total cash, cash equivalents and restricted cash	$68,323	$169,292

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

In January 2022, the Company entered into a collaboration and licensing agreement with Acadia Pharmaceuticals, Inc. (“Acadia”) which is within the scope of ASC 606 (see Note 7).   In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under this agreement, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for this arrangement, the Company must use its judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above; and (d) the contract term and pattern of satisfaction of the performance obligations under step (v) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied.

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

The Company is also a “smaller reporting company,” meaning that, the market value of its stock held by non-affiliates is less than $700 million and the Company’s annual revenue is less than $100 million during the most recently completed fiscal year. The Company may continue to be a smaller reporting company as long as either (i) the market value of its stock held by non-affiliates is less than $250 million or (ii) its annual revenue is less than $100 million during the most recently completed fiscal year and the market value of its stock held by non-affiliates is less than $700 million. If the Company is a smaller reporting company at the time it ceases to be an emerging growth company, the Company may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, the Company may choose to present only the two most recent fiscal years of audited financial statements in its Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair value measurements as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$67,754	$—	$—	$67,754
Total	$67,754	$—	$—	$67,754

Marketable Securities:
Corporate bonds	$—	$34,519	$—	$34,519
Commercial paper	—	14,712	—	14,712
US Government debt securities	—	158,645	—	158,645
Total	$—	$207,876	$—	$207,876

	Fair value measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$144,897	$—	$—	$144,897
Total	$144,897	$—	$—	$144,897

Marketable Securities:
Corporate bonds	$—	$17,524	$—	$17,524
Commercial paper	—	27,487	—	27,487
US Government debt securities	—	29,904	—	29,904
Total	$—	$74,915	$—	$74,915

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described in Note 2. The carrying value of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.

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

4. Marketable Securities

The following table summarizes the Company’s marketable securities as of June 30, 2022 (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$34,876	$—	$(357)	$34,519
Commercial paper	14,712	—	—	14,712
US Government debt securities	159,564	—	(919)	158,645
Total	$209,152	$—	$(1,276)	$207,876

The following table summarizes the Company’s marketable securities as of December 31, 2021 (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$17,598	$—	$(74)	$17,524
Commercial paper	27,487	—	—	27,487
US Government debt securities	29,998	—	(94)	29,904
Total	$75,083	$—	$(168)	$74,915

The weighted average maturity of the Company’s marketable securities as of June 30, 2022 ranged from approximately 0.3 years to 0.8 years. As of December 31, 2021 the weighted average maturity of the Company’s marketable securities ranged from approximately 0.2 years to 1.1 years.

The Company did not record an allowance for credit losses as of June 30, 2022 related to its marketable securities. Further, given the lack of significant change in the credit risk of these investments, the Company did not recognize any other-than-temporary impairment losses.

5. Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued employee compensation costs	$2,968	$5,383
Accrued professional costs	1,352	523
Accrued research and development costs	6,263	6,801
Current portion of operating lease liabilities	2,080	1,507
Other current liabilities	750	540
	$13,413	$14,754

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

In September 2021, the Company entered into an agreement to extend the initial term of the 23,000 square foot lease for a period of three years commencing on December 15, 2021 and ending December 31, 2024.  In addition, this lease provides for the lease of an additional 15,000 square feet of rentable space beginning on April 1, 2022 and ending on December 31, 2024. In December 2021, the Company recognized a right-of-use asset and operating lease liability of $3.5 million for the 23,000 square feet.  On April 1, 2022 the Company recognized a right-of-use asset and operating lease liability of $1.8 million for the 15,000 square feet.

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

In June 2021, the Company amended the agreement to extend the initial term of the 2,485 square foot lease for a period of three years commencing May 1, 2022 and ending April 30, 2025. In addition, the amendment provided for the lease of an additional 2,357 square feet of rentable space beginning on July 6, 2021 and ending on April 30, 2025. The amended lease provides the Company with the option to extend the term of the lease for an additional two years. In 2021, the Company recognized a right-of-use asset and operating lease liabilities of $0.7 million for the extension of the lease to April 30, 2025 and a right-of-use asset and operating lease liabilities of $0.8 million for the additional 2,357 square feet of rentable space.

Future minimum lease payments under non-cancellable leases as of June 30, 2022 (in thousands):

2022	$1,044
2023	2,532
2024	2,608
2025	172
Total lease payments	$6,356
Less imputed interest	(365)
Present value of lease liabilities	$5,991

Lease balances as of June 30, 2022 were as follows (in thousands):

Operating right-of-use assets	$5,831
Current Portion of operating lease liabilities	$2,080
Non-current portion of operating lease liabilities	3,911
Total operating lease liabilities	$5,991

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases as of June 30, 2022 were as follows:

Weighted average remaining lease term in years	2.6
Weighted average discount rate	4.65%

In accordance with Topic 842, lease expense incurred under operating leases was approximately $0.6 million for the three months ended June 30, 2022 and for the three months ended June 30, 2021 was $0.3 million. Lease expenses incurred in the six months ended June 30, 2022 were $1.0 million and for the six months ended June 30, 2021 were $0.6 million.

Scientific Advisory Board Agreement

In June 2020, the Company entered into a scientific advisory board agreement with a member of the Company’s board of directors, who is also an employee of Cold Spring Harbor Laboratory (“CSHL”), to provide scientific advisory services related to the Company’s Targeted Augmentation of Nuclear Gene Output (“TANGO”) antisense oligonucleotide technology and other antisense oligonucleotide technologies, as well as current and future therapeutic targets and programs. Following the expiration of the initial scientific agreement in June 2021 and a renewal agreement in June 2022, the parties entered into subsequent scientific board agreements on substantially the same terms. The Company recognized expense of $0.01 million in the three-month period ended June 30, 2022, and $0.02 million for the six-month period ended June 30, 2022, compared to $0.01 million for the three month period ended June 30, 2021 and $0.02 million for the six month period ended June 30, 2021 for such scientific advisory services. The term of the renewal agreement is 12 months.

License and research agreements

In July 2015, the Company entered into a worldwide license agreement with CSHL (the “CSHL Agreement”) with respect to TANGO patents. Under the CSHL Agreement, the Company receives an exclusive (except with respect to certain government rights and non-exclusive licenses), worldwide license under certain patents and applications relating to TANGO. The CSHL Agreement obligates the Company to make payments that are contingent upon certain milestones being achieved. The Company is also required to pay royalties, tiered based on the scope of patent coverage for each licensed product, ranging from a low-single digit percentage to a mid-single digit percentage on annual net sales. These royalty obligations apply on a licensed product-by-licensed product and country-by-country basis until the latest of (i) the expiration of the last valid claim of a CSHL patent covering the applicable licensed product or (ii) the expiration of any regulatory exclusivity for the applicable licensed product. In addition, if the Company sublicenses the rights under the CSHL Agreement, the Company is required to pay a maximum of twenty percent of the sublicense revenue to CSHL, which may be reduced to a mid-teens or a mid-single digit percentage upon achievement of certain clinical milestones for the applicable licensed product. Finally, the Company is required to pay an annual license maintenance fee of $0.01 million, which amount is creditable against any owed royalty or milestone payments. The maximum aggregate potential milestone payments payable total approximately $0.9 million. Additionally, certain licenses under the CSHL Agreement require the Company to reimburse CSHL for certain past and ongoing patent related expenses, however, there were no expenses related to these reimbursable patent costs during the six months ended June 30, 2022 and 2021.

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton (the “Southampton Agreement”), whereby the Company acquired rights to foundational technologies related to the Company’s TANGO technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. As of June 30, 2022, the Company has recorded a liability of $0.7 million under the Southampton Agreement due to the Acadia Pharmaceuticals Inc. license and collaboration agreement (see Note 7) and had no recorded liability as of June 30, 2021. Additionally, certain licenses under the Southampton Agreement require the Company to reimburse the University of Southampton for certain past and ongoing patent related expenses. For the three months ended June 30, 2022 these expenses were $0.06 million compared to $0.05 million for the three months ended June 30, 2021, and for the six months ended June 30, 2022 these expenses were $0.14 million compared to $0.06 million for the six months ended June 30, 2021.

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

Pursuant to the terms of the agreement, the Company received an upfront payment of $60 million from Acadia. Acadia agreed to fund the research to identify potential licensed products for MECP2 and the neurodevelopmental target, and the Company will equally fund with Acadia the research to identify potential licensed products for SYNGAP1. The Company is eligible to receive up to $907.5 million in potential total milestone payments based upon the achievement of certain development, regulatory, first commercial sales and sales milestone events across the programs for the three targets, assuming each milestone were achieved at least once. With respect to licensed products for MECP2 and the neurodevelopmental target, the Company is also eligible to receive tiered royalties at percentages ranging from the mid-single digits to the mid-teens on future net sales by Acadia of licensed products worldwide. Royalties payable under the agreement are subject to standard royalty reductions. For SYNGAP1 licensed products that the Company is co-developing and co-commercializing, the Company will be responsible for 50% of the development and commercialization costs and will receive 50% of the profits from global commercialization. The Company is provided with a co-development and co-

commercialization opt out option relating to the SYNGAP1 target indication at the Company’s discretion. Such opt-out would reduce development and commercialization milestones but would provide the Company with royalties on an escalating basis attributable to net sales milestones.

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

As of June 30, 2022, the Company had $55.8 million in upfront consideration associated with the Acadia agreement relating to performance obligations that are unsatisfied or partially unsatisfied.

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

As of June 30, 2022, there were no shares available for future issuance under the 2014 Plan and 1,797,543 shares were available under the 2019 Plan.

During the three months ended June 30, 2022, the Company granted options to purchase 360,400 shares of common stock to certain of its employees. The options vest up to four years and are exercisable at a per share price equal to the fair value of the common stock on the grant date.

Stock-based compensation

As of June 30, 2022, there was $62.2 million of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the 2014 and 2019 Plans. The compensation is expected to be recognized over a weighted average period of 2.86 years as of June 30, 2022.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$2,391	$1,728	$4,287	$2,762
General and administrative	3,772	2,724	6,851	4,388
	$6,163	$4,452	$11,138	$7,150

2019 Employee stock purchase plan

In June 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective on June 18, 2019. The Company initially reserved 315,000 shares of common stock for sale under the ESPP. At June 30, 2022, the Company had 995,298 shares available for issuance under the plan. The average grant date fair value per share under the plan was $23.01 for 2022. The total ESPP stock-based compensation expense for the three and six months ended June 30, 2022 was $0.1 million and $0.2 million, respectively, and for the three and six months ended June 30, 2021 was $0.08 million and $0.16 million, respectively. The number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years following the first offering date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or a lower amount determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP will not exceed 3,150,000 shares of the Company’s common stock.

9. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(24,652)	$(21,967)	$(49,301)	$(38,760)
Denominator:
Weighted-average number of common shares, basic and diluted	39,258,358	36,708,188	38,358,936	36,675,876
Net loss per share, basic and diluted	$(0.63)	$(0.60)	$(1.29)	$(1.06)

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

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share indicated because including them would have had an anti-dilutive effect:

	June 30,
	2022	2021
Outstanding options to purchase common stock	7,493,174	5,514,338

10. Income taxes

The Company did not record an income tax benefit in its condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company had net deferred tax assets and liabilities of $66.0 million at December 31, 2021. The Company has provided a valuation allowance for the full amount of its net deferred tax assets and liabilities as of June 30, 2022 and December 31, 2021, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company did not record any amounts for unrecognized tax benefits as of June 30, 2022 or December 31, 2021.

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

Our first compound, STK-001, is in clinical testing for the treatment of Dravet syndrome, a severe and progressive genetic epilepsy. Dravet syndrome is characterized by frequent, prolonged and refractory seizures beginning within the first year of life. The disease is classified as a developmental and epileptic encephalopathy due to the developmental delays and cognitive impairment associated with it. Dravet syndrome is one of many diseases caused by a haploinsufficiency, in which a loss of approximately 50% of normal protein levels leads to disease. We have two ongoing Phase 1/2a open-label studies of STK-001, MONARCH in the United States and ADMIRAL in the United Kingdom. We also have SWALLOWTAIL which is an Open Label Extension (OLE) study of STK-001 for children and adolescents with Dravet syndrome in the United States, and in May 2022 began dosing patients in LONGWING which is an OLE study of STK-001 for children and adolescents with Dravet syndrome in the United Kingdom. Patients who participated in the MONARCH study in the United States or the ADMIRAL study in the United Kingdom and meet study entry criteria are eligible to continue treatment in SWALLOWTAIL or LONGWING, respectively, both of which are designed to evaluate the long-term safety and tolerability of repeated doses of STK-001.

We are also pursuing treatment for a second haploinsufficient disease, autosomal dominant optic atrophy (“ADOA”), the most common inherited optic nerve disorder. STK-002 is our lead clinical candidate for the treatment of ADOA. STK-002 is designed to upregulate OPA1 protein expression by leveraging the non-mutant (wild-type) copy of the OPA1 gene to restore OPA1 protein expression with the aim to stop or slow vision loss in patients with ADOA. In May 2022, we presented new preclinical data for STK-002 demonstrating in-vivo, dose-related target engagement and OPA1 protein upregulation with sustained effect in non-human primate (NHP) retinal tissue following administration of STK-002. Additionally, a dose-related increase in OPA1 protein was also detected in retinal ganglion cells of NHPs treated with STK-002.

In July 2020, we filed a universal Shelf Registration statement on Form S-3 (the “Prior Registration Statement”) with the Securities and Exchange Commission (the “SEC”). On May 31, 2022, the Prior Registration Statement was deactivated upon the effectiveness of the Registration Statement (as defined below). As of such date, we had issued approximately 2.2 million shares of common stock under the Prior Registration Statement for net proceeds of $45.3 million.

In May 2022, we filed an additional universal Shelf Registration statement on Form S-3 (the “Registration Statement”) with the SEC. The Registration Statement was declared effective by the SEC on May 31, 2022, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by us of up to a maximum aggregate offering price of $400,000,000 of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150,000,000 of common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (“Sales Agreement”). The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The $150,000,000 of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $400,000,000 of securities that may be offered, issued and sold by us under the base prospectus. As of June 30, 2022, we had not issued any shares pursuant to the Sales Agreement, nor did we issue any shares subsequent to June 30, 2022.

As of June 30, 2022 and December 31, 2021 we had $276.2 million and $220.4 million, respectively, in cash, cash equivalents, marketable securities and restricted cash.

Since inception, we have had operating losses, the majority of which are attributable to research and development activities. Our net losses were $24.7 million and $22.0 million for the three months ended June 30, 2022 and 2021, respectively and $49.3 million and $38.8 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $245.4 million.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents, marketable securities and restricted cash as of June 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements into 2025. To date, we have not had any products approved for sale and have not generated any product sales. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

See Note 7, License and Collaboration Agreement with Acadia Pharmaceuticals, Inc. in our unaudited condensed consolidated financial statements included elsewhere in this Form 10Q.

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

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
STK-001	$5,211	$4,885	$11,302	$8,009
STK-002	2,076	980	4,065	1,058
SYNGAP1	45	14	188	116
MECP2	361	61	410	139
Non-program specific and unallocated research and development expenses	10,665	8,155	20,703	14,686
Total research and development expenses	$18,358	$14,095	$36,668	$24,008

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

Other income (expense)

Our other income (expense), includes (i) interest income earned on cash reserves in our operating money market fund, investment accounts and on our marketable securities investments and (ii) other items of income (expense), net.

Results of operations for the three months ended June 30, 2022 and 2021

The following table sets forth our results of operations:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Condensed consolidated statements of operations:
Revenue	$3,231	$—
Operating expenses:
Research and development	18,358	14,095
General and administrative	10,111	7,934
Total operating expenses	$28,469	$22,029
Loss from operations	$(25,238)	$(22,029)
Other income:
Interest income (expense), net	544	34
Other income (expense), net	42	28
Total other income	$586	$62
Net loss	$(24,652)	$(21,967)

Research and development expenses

Research and development expenses were $18.4 million for the three months ended June 30, 2022 as compared to $14.1 million for the three months ended June 30, 2021, an increase of $4.3 million. The table below summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,
	2022	2021
STK-001	$5,211	$4,885
STK-002	2,076	980
SYNGAP1	45	14
MECP2	361	61
Personnel-related expenses	7,494	5,781
Third-party services	515	425
Scientific consulting	240	129
Facilities and other research and development expenses	2,416	1,820
Total research and development expenses	$18,358	$14,095

The increase in research and development expenses were primarily attributable to an increase of $1.7 million in personnel costs resulting from an increase in headcount, an increase of $0.3 million in expenses related to our STK-001 program and $1.1 million related to our STK-002 program, which is comprised of third-party services and scientific consulting fees, an increase of $0.3 million in external third party expense related to SYNGAP1 and MECP2  and an increase of $0.9 million in expense related to facilities and other costs and non-project specific consulting and third-party services, materials and other costs. The increases in expense reflect the accelerating pace of research and development activities and the increases in personnel, facilities and, third party services to support those activities.

General and administrative expenses

General and administrative expenses were $10.1 million for the three months ended June 30, 2022 as compared to $7.9 million for the three months ended June 30, 2021, an increase of $2.2 million.

The increase in general and administrative expenses were primarily attributable to an increase of $1.5 million in personnel costs resulting from an increase in headcount, and an increase of $0.7 million in third-party services to support our in-house personnel in various aspects of developing and supporting the business including human resources, information technology, audit, tax, public relations, communications and other general and administrative activities.

Other income (expense)

The change in our other income (expense) for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily reflects an increase in marketable securities balances as well as increased interest rates.

Results of operations for the six months ended June 30, 2022 and 2021

The following table sets forth our results of operations:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Condensed consolidated statements of operations:
Revenue	$6,232	$—
Operating expenses:
Research and development	36,668	24,008
General and administrative	19,596	14,848
Total operating expenses	$56,264	$38,856
Loss from operations	$(50,032)	$(38,856)
Other income:
Interest income (expense), net	648	40
Other income (expense), net	83	56
Total other income	$731	$96
Net loss	$(49,301)	$(38,760)

Research and development expenses

Research and development expenses were $36.7 million for the six months ended June 30, 2022 as compared to $24.0 million for the six months ended June 30, 2021, an increase of $12.7 million. The table below summarizes our research and development expenses (in thousands):

	Six Months Ended June 30,
	2022	2021
STK-001	$11,302	$8,009
STK-002	4,065	1,058
SYNGAP1	188	116
MECP2	410	139
Personnel-related expenses	14,104	7,654
Third-party services	1,414	868
Scientific consulting	540	227
Facilities and other research and development expenses	4,645	5,937
Total research and development expenses	$36,668	$24,008

The increase in research and development expenses were primarily attributable to an increase of $6.5 million in personnel costs resulting from an increase in headcount, an increase of $3.3 million in expenses related to our STK-001 program and $3.0 million related to our STK-002 program, which is comprised of third-party services and scientific consulting fees and an increase of $0.3 million in external third party expense related to SYNGAP1 and MECP2 offset by a decrease of $0.4 million related to facilities and other costs and non-project specific consulting and third-party services, materials and other costs. The increases in expense reflect the accelerating pace of research and development activities and the increases in personnel, facilities and, third party services to support those activities.

General and administrative expenses

General and administrative expenses were $19.6 million for the six months ended June 30, 2022 as compared to $14.9 million for the six months ended June 30, 2021, an increase of $4.7 million.

The increase in general and administrative expenses were primarily attributable to an increase of $3.8 million in personnel costs resulting from an increase in headcount, and an increase of $0.9 million in third-party services to support our in-house personnel in various aspects of developing and supporting the business including human resources, information technology, audit, tax, public relations, communications and other general and administrative activities and expenses including stock compensation expense.

Other income (expense)

The change in our other income (expense) for the six months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily reflects an increase in marketable securities balances as well as increased interest rates.

Liquidity and capital resources

Since our inception through June 30, 2022, our operations have been financed by net proceeds of $490.5 million from the sale of convertible notes payable and our convertible preferred stock, our initial public offering, follow-on offering, proceeds from the controlled equity offering sales agreements and the upfront payment from Acadia. As of June 30, 2022, we had $276.2 million in cash, cash equivalents, marketable securities, and restricted cash. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception in June 2014 and, as of June 30, 2022 and 2021, we had accumulated deficits of $245.4 million and $149.0 million, respectively. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Pursuant to our license and collaboration agreement with Acadia, we are eligible to receive up to $907.5 million in potential total milestone payments based upon the achievement of certain development, regulatory, first commercial sales and sales milestone events. With respect to certain licensed products, we are also eligible to receive tiered royalties at percentages ranging from the mid-single digits to the mid-teens on future net sales by Acadia of licensed products worldwide.  We are also responsible for 50% of the development and commercialization costs for certain licensed products and will receive 50% of the profits from global commercialization.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents, marketable securities, and restricted cash as of June 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Cash flows

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$12,563	$(35,967)
Investing activities	(135,636)	(82,959)
Financing activities	45,932	705
Net decrease in cash, cash equivalents and restricted cash	$(77,141)	$(118,221)

Operating activities

During the six months ended June 30, 2022, cash provided by operating activities was $12.6 million. This was primarily attributable to $55.8 million in deferred revenue received as part of the Acadia collaboration and to non-cash charges of $14.6 million for share-based compensation, depreciation, amortization and accretion of marketable securities, and reduction in the carrying amount of right of use assets, offset by a net loss of $49.3 million and by a net change of $8.5 million in our net operating assets and liabilities.

During the six months ended June 30, 2021, cash used in operating activities was $36.0 million and was primarily attributable to a net loss of $38.8 million, partially offset by non-cash charges of $8.2 million for share-based compensation, depreciation, and reduction in the carrying amount of right of use assets, and a net change of $5.4 million in our net operating assets and liabilities.

Investing activities

Our investing activities during the six months ended June 30, 2022 and 2021 have consisted of purchases of property and equipment as well as purchases and sales of marketable securities.

Financing activities

Our financing activities during the six months ended June 30, 2022 consisted of $0.4 million from the exercise of stock options, $0.2 million in proceeds from our Employee Stock Purchase Plan and $45.3 million of net proceeds from the controlled equity offering sales agreements.

Our financing activities during the six months ended June 30, 2021 consisted of $0.5 million from the exercise of stock options and $0.2 million in proceeds from our Employee Stock Purchase Plan.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of June 30, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future fiscal periods:

	Payments Due by Fiscal Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$6,356	$1,044	$5,312	$—	$—
Total	$6,356	$1,044	$5,312	$—	$—

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

Commitments

Our commitments primarily consist of obligations under our agreements with CSHL and the University of Southampton. As of June 30, 2022, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6—Commitments and Contingencies of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five-step analysis: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step analysis to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. As part of the accounting for these arrangements, we must use significant judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; and (c) the timing of satisfaction of performance obligations as a measure of progress in step (v) above.

For contracts determined to be within the scope of ASC 606, we assess whether the goods or services promised within each contract are distinct to identify those that are performance obligations. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract. In assessing whether a promise or performance obligation is distinct from the other promises, we consider factors such as the research, development, manufacturing and commercialization capabilities of the customer and the availability of the associated expertise in the general marketplace. In addition, we consider whether the customer can benefit from a promise for its intended purpose without the receipt of the remaining promise, whether the value of the promise is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For licenses that are combined with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue.

The licenses of our intellectual property granted to Acadia were not determined to be distinct from the other promises or performance obligations, i.e., research and development services, identified in the arrangement. Accordingly, such licenses are therefore combined with research and development services in the arrangement. Payments or reimbursements resulting from our research and development efforts are recognized as the services are performed and presented on a gross basis because we are the principal for such efforts.

The transaction price (the amount of consideration we expect to be entitled to from a customer in exchange for the promised good or services) is determined and allocated to the identified performance obligations in proportion to their standalone selling prices (“SSP”) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied.

We use significant judgment to determine whether milestone payments or other variable consideration, except for royalties, should be included in the transaction price. The transaction price is allocated to each performance obligation based on the relative standalone selling prices of each performance obligation in the contract, and we recognize revenue based on those amounts when, or as, the performance obligations under the contract are satisfied.  Any variable consideration is constrained, and therefore, the cumulative revenue associated with this consideration is not recognized until it is deemed not to be at significant risk of reversal.

We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation(s) when (or as) each performance obligation is satisfied, either at a point in time or over time, and if over time recognition is based on the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Amounts received prior to being recognized as revenue are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

Customer options: If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. We evaluate the customer options for material rights, that is, the option to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. We allocate the transaction price to material rights based on the standalone selling price. As a practical alternative to estimating the standalone selling price when the goods or services are both (i) similar to the original goods and services in the contract and (ii) provided in accordance with the terms of the original contract, we allocate the total amount of consideration expected to be received from the customer to the total goods or services expected to be provided to the customer. Amounts allocated to any material right are not recognized as revenue until the option is exercised and the performance obligation is satisfied.

No such material rights were identified in the arrangement with Acadia.  If such material rights were identified, then we would allocate the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized or begin to be recognized as revenue until, at the earliest, the option is exercised.

Milestone payments: At the inception of each arrangement that includes milestone payments, we evaluate whether a significant reversal of cumulative revenue provided in conjunction with achieving the milestones is probable, and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of us or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. For other milestones, we evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant reversal of cumulative revenue would not occur. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risks in the ordinary course, primarily including interest sensitivities. As of June 30, 2022, we had cash, cash equivalents, marketable securities, and restricted cash of $276.2 million and $220.4 million as of December 31, 2021. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. A hypothetical 100 basis point change in interest rates would affect the fair market value of our cash equivalents and marketable securities by approximately $2.8 million.

Inflation Risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the periods ended June 30, 2022 or 2021.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

•The ongoing COVID-19 pandemic may, directly or indirectly, adversely affect our business, results of operations and financial condition.
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

STK-001 is currently being evaluated in human clinical trials, and we may experience unexpected or negative results in the future. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. The positive results we have observed for our product candidates in preclinical animal models may not be predictive of our future clinical trials in humans, as mouse models carry inherent limitations relevant to all preclinical studies. In particular, the Dravet syndrome mouse model is more severe than the human disease and provides a shorter post-symptomatic observation period. Trial designs and results from early-phase trials are not necessarily predictive of future clinical trial designs or results, and initial positive results we may observe may not be confirmed in later-phase clinical trials. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development even if they successfully advance through initial clinical trials, and interim data readouts of ongoing trials may show results that change when such trials are completed. We may not be able to demonstrate a disease-modifying effect of STK-001 in our clinical trials in Dravet syndrome patients, even if we are able to demonstrate efficacy on seizure reduction, and we may be similarly unable to demonstrate the efficacy of STK-002 in our ADOA program or other future programs. In addition, our clinical trials to date have necessarily involved relatively small numbers of participants. Therefore, conclusions we draw based upon trial results to date may not be repeatable across larger cohorts of participants or patients with different characteristics. Moreover, even if our clinical trials demonstrate acceptable safety and efficacy of STK-001, STK-002 or our future product candidates, the labeling we obtain through negotiations with the FDA or foreign regulatory authorities may not include data on secondary endpoints and may not provide us with a competitive advantage over other products approved for the same or similar indications.

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

Clinical trials may be placed on a full or partial clinical hold by the FDA, foreign regulatory authorities, or us for various reasons, including but not limited to: deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols; deficiencies in the clinical trial operations or trial sites; deficiencies in the trial designs necessary to demonstrate efficacy; fatalities or other adverse effects arising during a clinical trial due to medical problems that may or may not be related to clinical trial treatments; the product candidates may not appear to be more effective than current therapies; the quality or stability of the product candidates may fall below acceptable standards; or the data from animal studies are not sufficient to support the anticipated exposure (dose, route of administration, and duration) for the proposed clinical trial.  For example, in March 2020, we announced that the FDA had placed a partial clinical hold on doses of STK-001 above 20mg in our Phase 1/2a clinical trial (the “MONARCH Study”) based on observations of adverse hind limb paresis in non-human primates, pending additional preclinical testing to determine the safety profile of doses higher than the current no observed adverse effect level. The partial clinical hold remains in place in the MONARCH Study for dosing above 45mg.  If the partial clinical hold is not lifted, our ability to successfully conclude the MONARCH Study or other studies related to STK-001, and our business, results of operations and financial condition, may be adversely affected.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect on April 1, 2013, and will remain in effect through 2030 with the exception of a temporary suspension from May 1, 2020, through June 30, 2022, due to the COVID-19 pandemic, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations. Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA authorization under an FDA expanded access program; however, manufacturers are not obligated to provide investigational new drug products under the current federal right to try law. We may choose to seek an expanded access program for our product candidates, or to utilize comparable rules in other countries that allow the use of a drug, on a named patient basis or under a compassionate use program.

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

As part of our business strategy for STK-001, we received Orphan Drug Designation in the United States in 2019 and also in the EU in 2022. As part of our business strategy for STK-002, we received Orphan Drug Designation in the United States in the third quarter of 2022. We may seek such designation for our product candidates in other countries as well. However, Orphan Drug Designation does not guarantee future orphan drug marketing exclusivity, and there is no guarantee that we will be successful in obtaining such designation for our future product candidates.

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

We have incurred net losses in each year since our inception. We incurred net losses of $24.7 million and $22.0 million, for the quarter ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $245.4 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for STK-001, STK-002 and other future product candidates, if any, and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our cash, cash equivalents, marketable securities, and restricted cash of $276.2 million as of June 30, 2022, will enable us to fund our operating expenses and capital expenditure requirements into 2025. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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

For example, we are a party to license agreements with Cold Spring Harbor Laboratory and the University of Southampton, pursuant to which we in-license key patents and patent applications for our TANGO platform, STK-001, STK-002 and future product candidates. For more information regarding these agreements, please see “Business—License and research agreements.” These agreements impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate our license, in which event we would not be able to develop or market our TANGO platform, STK-001, STK-002 or any other technology or product candidates covered by the intellectual property licensed under these agreements. In addition, we may need to obtain additional licenses from our existing licensors and others to advance our research or allow commercialization of product candidates we may develop. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. In either event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology or product candidates.

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

We own an issued U.S. patent covering STK-001 and related compositions, an issued U.S. patent covering the mechanism of action of STK-001 and use of STK-001 for treating diseases, and a pending U.S. patent application and a pending PCT international application covering the mechanism of action of STK-001 and use of STK-001 for treating diseases. We have also in-licensed two issued U.S. patents and at least three issued foreign patents that cover the mechanism of action of STK-001, use of the mechanism for treating diseases, and related compositions. We have obtained at least seven issued foreign patents covering STK-001, related compositions and its uses and are currently pursuing patent protection for STK-001, related compositions, and its uses in several economically significant countries. With respect to STK-002, we have applied for and are currently pursuing patent protection for the mechanism of action and methods of treatment in several economically significant countries. We have also filed a PCT international application and foreign patent applications that specifically disclose compositions related to STK-002 and uses of those compositions. Furthermore, our in-licensed issued U.S. patents (mentioned above) cover the mechanism of action of STK-002.We cannot be certain that any of these patent applications will issue as patents, and if they do, that such patents will cover or adequately protect STK-001, STK-002 and other programs or that such patents will not be challenged, narrowed, circumvented, invalidated or held unenforceable.

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

Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property or proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe, misappropriate or otherwise violate their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications that are owned by third parties, such as Ionis Pharmaceuticals, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our field, third parties may allege they have patent rights encompassing our product candidates, technologies or methods.

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

The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The market price for our common stock may be influenced by many factors, including the other risks described in this section and elsewhere in this report and the following:

•	results of preclinical studies and clinical trials of our product candidates, or those of our competitors or our existing or future collaborators;
•	the impact of the COVID-19 pandemic on our employees, trials, collaboration partners, suppliers, our results of operations, liquidity and financial condition;
•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates;
•	the success of competitive products or technologies;
•	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our product candidates, clinical studies, manufacturing process or sales and marketing terms;
•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
•	developments concerning any future collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates and products;

•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	announcement and expectation of additional financing efforts;
•	speculation in the press or investment community;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	the concentrated ownership of our common stock;
•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest, including the conflict in Ukraine and actions taken by third parties in response to such conflict;
•	natural disasters and other calamities; and
•	general economic, industry and market conditions, including inflation and fluctuations in foreign currency exchange rates.

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

As of June 30, 2022 entities affiliated with Skorpios Trust beneficially owned 36.68% of the voting power of all outstanding shares of our common stock. As a result, these entities will have considerable influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of such entities may not be the same as or may even conflict with your interests. For example, these entities could potentially delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

10.1	Scientific Advisory Board Agreement by and between Adrian Krainer, Ph.D. and the Registrant, dated June 1, 2022.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Inline Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

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

STOKE THERAPEUTICS, INC.

Date: August 8, 2022	By:	/s/ Edward M. Kaye, M.D.
Edward M. Kaye, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Stephen J. Tulipano
Stephen J. Tulipano
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)