Form 10-K
period 2022-12-31
Stoke Therapeutics, Inc.
filed 2023-03-06
CIK 1623526

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $297 million. The number of shares of Registrant’s Common Stock outstanding as of February 23, 2023 was 44,147,687.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2022. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

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

Our strategy

We are using our proprietary RNA therapeutics platform to create ASOs for the treatment of severe diseases. The critical components of our strategy include:

•

Rapidly advance our lead program, STK-001, to clinical proof-of-concept, approval and commercialization.  Phase 1/2a trials of STK-001 are ongoing in the United States (MONARCH) evaluating children and adolescents ages 2 to 18 with Dravet syndrome and in the United Kingdom (ADMIRAL) evaluating children and adolescents ages 2 to up to 18 with Dravet syndrome. We are leveraging previously-validated ASO chemistry, a modality that has been successfully utilized for other diseases, a well-defined patient population based on routine genetic testing and learnings from approved drugs for the treatment of Dravet syndrome to inform the clinical and regulatory pathways for STK-001 and minimize potential safety concerns and development risk. We believe STK-001 has the potential to significantly reduce both the occurrence and frequency of seizures and also non-seizure comorbidities. We plan to meet with regulatory authorities to discuss expedited regulatory pathways if the data are appropriate. If approved, we intend to leverage a lean, targeted internal commercial organization to bring STK-001 to patients.

•

Advance STK-002 to the clinic, for the potential treatment of ADOA. STK-002 is a proprietary ASO in preclinical development for the treatment of ADOA, the most common inherited optic nerve disorder. ADOA represents a second haploinsufficiency disease addressed by TANGO and our first treatment for diseases of the eye. STK-002 is designed to upregulate OPA1 protein expression by leveraging the non-mutant (wild-type) copy of the OPA1 gene. We have submitted a Clinical Trial Authorisation (“CTA”) in the United Kingdom and, subject to approval by the United Kingdom Medicines and Healthcare Products Regulatory Agency (the “MHRA”), we expect to begin a Phase 1/2 trial for STK-002 in 2024.

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

One category of non-productive splicing events amenable to TANGO is alternative splicing that leads to nonsense-mediated mRNA decay, or NMD, of the resulting mRNA. An example of a NMD event is a NMD exon, which is found in over 25% of gene transcripts. NMD exons are part of the wild-type sequence of the genes. In some cases, NMD exons are part of normal gene regulation. Non-productive mRNA, which includes these NMD exons, is degraded in the cytoplasm of the cell by nonsense-mediated mRNA decay and is not translated into protein. Our ASOs bind to the pre-mRNA and redirect the splicing machinery to prevent inclusion of the NMD exon. This splice-switching decreases non-productive mRNA and increases productive mRNA, which is translated into increased protein expression from the wild-type allele. In contrast to current exon skipping therapies, which remove a coding exon and result in a truncated protein, our TANGO mechanism skips out a non-coding NMD exon and yields a full-length functional protein. Our lead product candidates, STK-001 and STK-002, target an NMD exon and the general mechanism is shown in exhibits 3 and 4 below, with the left panel showing the non-productive mRNA failing to be translated into protein and the right panel showing our ASOs binding to the pre-mRNA and redirecting the splicing machinery.

Exhibit 3: NMD exon without TANGO-ASO	Exhibit 4: NMD exon with TANGO-ASO

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

Our Development Programs

Our technology, development experience and scientific knowledge in the field of biologics, RNA splicing, and antisense oligonucleotide chemistry has enabled us to build a pipeline of programs targeting the underlying cause of severe diseases. Exhibit 5 below represents a summary of our programs, which are focused on genetic diseases of the CNS and eye.

Exhibit 5: Pipeline

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

Neonate (postnatal day two) Dravet syndrome mice and wild-type littermate controls were administered a single dose of either placebo (consisting of a phosphate-buffered solution), or 20 µg of STK-001 (n=~50/group) by intracerebroventricular injection. Animals from each group were monitored through day 90. Brains were collected from cohorts of these animals at approximately 7 weeks after dosing (placebo: n=11 wild-type mice, n=4 Dravet syndrome mice; STK-001: n=9 wild-type mice, n=10 Dravet syndrome mice) and 14 weeks after dosing (placebo: n=10 wild-type mice, n=10 Dravet syndrome mice; STK-001: n=10 wild-type mice, n=10 Dravet syndrome mice). Notably, a single injection of STK-001 restored Nav1.1 protein in Dravet syndrome mice to levels that are near those of the wild-type mice at both 7 and 14 weeks as shown in exhibit 6. These data demonstrate that STK-001 has an impact on Nav1.1 protein expression and we believe this may translate to a favorable dosing regimen in humans.

Exhibit 6. Increase of Nav1.1 in Dravet Syndrome (DS) mice after a single dose of STK-001

Source: Han et al., Science Trans Med, 2020

In addition to an increase in the Nav1.1 protein, the administration of a single dose of 20 µg of STK-001 in neonate Dravet syndrome mice (postnatal day two) resulted in a significant reduction in premature mortality. Treatment with STK-001 resulted in 97% survival of Dravet syndrome mice for the 90-day post-natal observation period (survival of 33 out of 34 mice was observed in the STK-001 Dravet syndrome mouse group) compared with 23% survival of placebo-treated mice (survival of 14 out of 62 mice). This is illustrated in exhibit 7.

Exhibit 7. Reduction in premature mortality in DS mice after administration of STK-001

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

Further supporting our specificity analysis, we also evaluated brain samples of wild-type neonate mice to ensure that STK-001 does not alter levels of other channels in the highly homologous SCN family. Importantly, the mRNA levels of closely related ion channels were not altered in the mouse brain five days after administration of 10 µg of STK-001 (n=2/group placebo, n=4/group STK-001), as shown in the figure below. Similar analysis was performed in wild-type and Dravet syndrome mice treated with 20 µg of STK-001 at 7 and 14 weeks after dosing. As illustrated in exhibit 8, STK-001 treated samples showed an increase in expression of the SCN1A gene, but not any of the other SCN family members. These biological studies demonstrate that STK-001 is highly specific for SCN1A among the highly homologous family of sodium channel genes, limiting the likelihood of off-target activities.

Exhibit 8. Fold change in mRNA of Scn gene family ion channels

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

MONARCH and ADMIRAL Phase 1/2a Studies

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

These endpoints as well as other exploratory endpoints will be informed based on our two-year observational study (BUTTERFLY). Enrollment in BUTTERFLY is complete and the study is ongoing. BUTTERFLY is designed to evaluate seizure frequency and non-seizure comorbidities associated with the disease, including motor and speech impairment, intellectual and developmental disabilities, behavioral deficits and abnormal sleep patterns. Data from the study will support clinical development plans for STK-001.  Initial data from BUTTERFLY suggest that commonly used cognition assessments, BSID-III (Bayley Scales of Infant Development, Third Edition), and WPPSI-IV (Wechsler Preschool and Primary Scale of Intelligence, Fourth Edition) may be useful for clinical studies assessing neurodevelopment and adaptive behavior in patients with Dravet syndrome. All three assessments showed relatively low intra-patient variability. Small improvements in receptive communication over twelve months were observed in patients and appear to be driven by younger patients, but otherwise no significant change from baseline to twelve months after baseline assessments was observed in the assessments across all other scales.

In March 2020, we announced the FDA had placed a partial clinical hold on doses of STK-001 above 20mg in the MONARCH study, pending additional preclinical testing to determine the safety profile of doses higher than the current no observed adverse effect level (“NOAEL”). When intrathecal doses above the NOAEL were administered to non-human primates (“NHPs”), adverse hind limb paresis was observed. This finding is known to occur following intrathecal delivery of ASOs to NHPs and is not known to translate to the human experience. When extremely high dose levels were administered, acute convulsions were observed immediately following STK-001 administration. The dose levels were well above the range of corresponding human doses that would ever be administered in the clinic and were delivered in a formulation that was at a higher concentration than would be administered in the clinic. There is no apparent correlation of these acute adverse events with the mechanism of action of STK-001.

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

In the second half of 2021, we announced positive interim safety, PK, CSF exposure, and efficacy data from the MONARCH study based on data from patients who were treated in the 20mg MAD dose cohort, most of whom had received three monthly doses of STK-001, or the single 10mg, 20mg or 30mg dose cohorts. Key findings from the interim analysis included that single doses of STK-001 up to 30mg, and three 20mg doses of STK-001 given every four weeks were found to be well tolerated. The most common treatment-emergent adverse events (“TEAEs”) were headache, vomiting, seizure, irritability, and back pain. Additionally, 70.6% (12 of 17) patients treated with single doses (10mg, 20mg, 30mg) or multiple doses (20mg) of STK-001, and all patients ages 2-12 (7 of 7), experienced a reduction from baseline in convulsive seizure frequency measured from Day 29 to Day 84 after receiving their first dose of STK-001.

In November and December 2022, we announced additional positive interim safety, PK, CSF exposure and efficacy data from the MONARCH and ADMIRAL studies, which, along with other data, was presented at the American Epilepsy Society (AES) 2022 Annual Meeting. The pooled data from these two studies demonstrated that, as of the time of the 2022 interim analysis, single and multiple doses of STK-001 up to 45mg were well-tolerated. 27% (15 of 55) of patients experienced a TEAE related to the study drug, all of which were mild or moderate in severity. 22% (12 of 55) of patients had a treatment-emergent serious adverse event, none of which were related to the study drug. The most common TEAEs observed were vomiting, headache and seizures. 33% (18 of 55) of patients experienced CSF protein elevation (>50mg/dL) after dosing, but no clinical manifestations were observed. No TEAEs led to study drug withdrawal.

One of several secondary endpoints for both the MONARCH and ADMIRAL studies was a comparison of the percentage change in convulsive seizure frequency as measured by daily seizure diaries and calculated over 4-week periods: between baseline and 12 weeks after treatment; and between baseline and end of study. Preliminary analysis using pooled data from the MONARCH and ADMIRAL studies showed that 74% (20 of 27) of patients who were treated with multiple doses of 20mg, 30mg or 45mg of STK-001 and were followed for at least three months after their last dose experienced a reduction from baseline in seizure frequency. Median reductions from baseline in convulsive seizure frequency of 55% (45mg, n=6), 20% (30mg, n=17) and 41% (20mg, n=4) were observed in patients treated with three doses of STK-001 as measured from Day 29 after their first dose to three months after receiving their last dose as illustrated in exhibit 9 below.

Exhibit 9. Reduction in convulsive seizure frequency (SF) for all ages combined by cohort

Source: MONARCH and ADMIRAL Interim Analyses: Phase 1/2a Studies Investigating Safety and Drug Exposure of STK-001, an Antisense Oligonucleotide (ASO), in Children and Adolescents with Dravet Syndrome (DS) (AES 2022)

Reductions in seizures were observed across all age groups, with seizure reductions more evident among patients 2-12 as seen in exhibits 10 and 11 below.

Exhibit 10. Reductions in SF for younger patients	Exhibit 11. Reductions in SF for older patients

Source: MONARCH and ADMIRAL Interim Analyses: Phase 1/2a Studies Investigating Safety and Drug Exposure of STK-001, an Antisense Oligonucleotide (ASO), in Children and Adolescents with Dravet Syndrome (DS) (AES 2022)

As presented at the AES 2022 Annual Meeting and illustrated by exhibits 12 and 13 below, topline data from six patients treated with three doses of 45mg of STK-001 showed:

•	a 55% median reduction from baseline in convulsive seizure frequency from day 29 after the first dose to three months after receiving the last dose;
•	a greater than 50% reduction in convulsive seizure frequency in 67% (4 of 6) of patients:
•	reductions from baseline in convulsive seizure frequency in 83% (5 of 6) of patients; and
•	that reductions in seizure frequency began after the first dose and continued with additional treatment, consistent with the anticipated mechanism of action of STK-001.

Exhibit 12. Changes in SF from baseline	Exhibit 13. Median changes in SF over time

Source: MONARCH and ADMIRAL Interim Analyses: Phase 1/2a Studies Investigating Safety and Drug Exposure of STK-001, an Antisense Oligonucleotide (ASO), in Children and Adolescents with Dravet Syndrome (DS) (AES 2022)

The following PK and CSF exposure findings were also observed as of the time of the 2022 interim analysis: (i) a dose-dependent increase in study drug exposure was observed in plasma with a greater increase observed between 30mg and 45mg than between 20mg and 30mg; (ii) the plasma PK profile was consistent across ADMIRAL and MONARCH patients who were treated at the same dose level; and (iii) CSF exposure was measurable up to six months following single and multiple intrathecal doses of STK-001, indicating sustained exposure of STK-001 in the brain.

MONARCH and ADMIRAL continue to progress. In the United States, MONARCH enrollment is nearing completion, and dosing is ongoing in the expanded 45mg multiple dose cohort. In the United Kingdom, ADMIRAL enrollment is now complete and dosing is ongoing at the 70mg multiple dose cohort. We expect to announce preliminary clinical data on 45mg MAD doses of STK-001 in mid-2023 and additional preliminary clinical data on 70mg MAD doses of STK-001 in the second half of 2023.

SWALLOWTAIL and LONGWING Open Label Extension Studies

In January 2021, we initiated enrollment and dosing in our SWALLOWTAIL Open Label Extension (OLE) study of STK-001 for children and adolescents with Dravet syndrome in the United States, and in May 2022, we began dosing patients in our LONGWING OLE study of STK-001 for children and adolescents with Dravet syndrome in the United Kingdom. Patients who participated in the MONARCH study in the United States or the ADMIRAL study in the United Kingdom and meet study entry criteria are eligible to continue treatment in SWALLOWTAIL or LONGWING, respectively, both of which are designed to evaluate the long-term safety and tolerability of repeated doses of STK-001. SWALLOWTAIL and LONGWING will also provide valuable information on the preliminary effects of STK-001 on seizures along with non-seizure aspects of the disease, such as quality of life and cognition. Following interactions with regulatory agencies, we have agreed to limit chronic dosing in SWALLOWTAIL to 30mg and in LONGWING to 45mg.

In December 2021 we presented initial data from the SWALLOWTAIL study that demonstrated that multiple doses up to 30mg of STK-001 intrathecally every four months appears to be well tolerated. In addition, preliminary data from a small cohort of patients treated in the SWALLOWTAIL OLE was presented at the AES 2022 Annual Meeting and showed the effects of ongoing treatment with 30mg of STK-001, including:

•	a safety profile consistent with MONARCH and ADMIRAL;
•	reductions in convulsive seizure frequency that were observed in MONARCH were maintained with ongoing treatment in the SWALLOWTAIL OLE, as illustrated in exhibit 14 below; and

Exhibit 14. Median change in SF from MONARCH baseline over time

Source: SWALLOWTAIL: An Open-Label Extension (OLE) Study for Children and Adolescents with Dravet Syndrome (DS) who Previously Participated in a Study of Antisense Oligonucleotide (ASO) STK-001 (AES 2022)

•

a trend toward improvement in non-seizure comorbidities as measured by the BRIEF-P, an assessment of executive function that was one of several exploratory endpoints, was observed among patients in the SWALLOWTAIL OLE, while one-year data from the BUTTERFLY observational study, which did not include treatment with STK-001, showed little change from baseline to 12 months in the mean BRIEF-P Scores and other commonly used cognition assessments, as illustrated in exhibit 15 below.

Exhibit 15. Mean change in BRIEF-P measurements from BUTTERFLY and SWALLOWTAIL studies

Sources: Twelve-month Analysis of BUTTERFLY: An Observational Study to Investigate Cognition and Other Non-seizure Comorbidities in Children and Adolescents with Dravet Syndrome (DS) (AES 2022). SWALLOWTAIL: An Open-Label Extension (OLE) Study for Children and Adolescents with Dravet Syndrome (DS) who Previously Participated in a Study of Antisense Oligonucleotide (ASO) STK-001 (AES 2022)

We have not yet discussed with regulatory authorities the evidence necessary for approval of STK-001. However, if we see evidence of clinical efficacy as we dose escalate, then we would plan to meet with regulatory authorities to discuss expedited regulatory pathways.

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

Preclinical data

We previously identified a novel exon inclusion event (“Exon X”) in OPA1 that leads to non-productive mRNA due to introduction of a premature termination codon (“PTC”) (exhibit 16 below). Our preclinical studies showed that our ASOs blocked the incorporation of Exon X with consequent dose-dependent increase in productive OPA1 mRNA and protein due to reduction of Exon X-directed non-sense mediated decay (“NMD”) of OPA1 mRNA (exhibit 17 below). We have now demonstrated that a single injection of ASO-14 surrogate in the rabbit eye leads to a dose-dependent increase in ASO accumulation in the retina that correlated with an increase in target engagement (removal of Exon X) and an increase in OPA1 protein (exhibit 18 below). The study was conducted using female New Zealand white rabbits that were injected with a single dose of vehicle alone or vehicle containing ASO (n=3/group). On Days 15 and 29, the retinal tissue was collected and analyzed. Retinal exposure of ASO-14 surrogate (ST-1102) was elevated with increased dosing, dose-dependent target engagement was seen at all three time-points examined, and protein increase of OPA1 protein was observed at both Day 15 and Day 29 of the study. We further showed that in OPA1 haploinsufficient human cells, ASO-14-mediated increase in OPA1 protein translates to improved mitochondrial function as measured by the substantial restoration of ATP levels in the treated cells (exhibit 19 below). ATP is produced by the mitochondria and is the key energy carrying molecule in cells. We observed a 20% ATP deficit in OPA1 +/- HEK293. Treatment with ASO-14 restored ATP levels to ~90% of control cells.

Exhibit 16: A representation of the non-productive mRNA splicing event in OPA1

Exhibit 17: Inhibition of NMD with cycloheximide allows for evaluation of the abundance of this event in vitro

Exhibit 18: Rabbit ASO demonstrates dose-dependent OPA1 protein increase in rabbit retina

Source: Venkatesh A, et al. Antisense oligonucleotide mediated increase of OPA1 expression using TANGO technology for treatment of autosomal dominant optic atrophy. Presented at The Association for Research in Vision and Ophthalmology; May 3-7, 2020; Baltimore, MD.

Exhibit 19: Human ASO demonstrates ATP upregulation in OPA1 haploinsufficient HEK293 cells

ASO treatment increased ATP levels in OPA1 deficient cells

P value 0.0006
P value <0.0001
1.2
1.0
0.8
0.6
0.4
0.2
0.0
ATP/total protein
Mock
ASO-14
Mock
ASO-14
N= 3
OPA1+/+
OPA1+/-

ASO treatment increased OPA1 protein levels

P value <0.0001
P value <0.0001
P value 0.0006
150
125
100
75
50
25
0
Normalized OPA1/actin expression
Mock
ASO-14
Mock
ASO-14
N= 1
OPA1+/+
OPA1+/-

*one-way ANOVA
#t-test

Source: Stoke data

In May 2021, we presented new preclinical efficacy data at the Association for Research in Vision and Ophthalmology (ARVO) Annual Meeting demonstrating that our TANGO ASOs can increase OPA1 protein levels and improve mitochondrial function in human cells derived from ADOA patients with different OPA1 mutations. Exhibit 20 below demonstrates that our TANGO ASO increases OPA1 protein and ATP linked mitochondrial respiration in ADOA patient cells.

Exhibit 20: TANGO ASO increases OPA1 protein and ATP linked mitochondrial respiration in ADOA patient cells

Source (left graph): Stoke data Source (right graph): Venkatesh A, et al. Antisense oligonucleotide mediated increase in OPA1 improves mitochondrial function in fibroblasts derived from patients with autosomal dominant optic atrophy (ADOA). Presented at The Association for Research in Vision and Ophthalmology; May 1-7, 2021.

In May 2022, we presented further preclinical data for STK-002 demonstrating in-vivo, dose-related target engagement and OPA1 protein upregulation with sustained effect in NHP retinal tissue following administration of STK-002 (Exhibit 21). Additionally, a dose-related increase in OPA1 protein was detected in retinal ganglion cells of NHPs treated with STK-002.

Exhibit 21. Dose-related target engagement and OPA1 protein upregulation in retinal tissue of NHPs following administration of STK-002

Source Venkatesh A, et al. STK-002, an Antisense Oligonucleotide (ASO) for the Treatment of Autosomal Dominant Optic Atrophy (ADOA), is Taken Up by Retinal Ganglion Cells (RGC) and Upregulates OPA-1 Protein Expression After Intravitreal Administration to Non-human Primates (NHPs). ASGCT; May 16-19, 2022.

Clinical Plans

In August 2022, we announced enrollment of the first patient in our two-year prospective natural history study of people ages 8 to 60 who have a confirmed diagnosis of ADOA that is caused by an OPA1 mutation (FALCON study). The FALCON study is designed to evaluate the rate of change in structural and functional ophthalmic assessments. Data collected from the FALCON study will support the clinical development of STK-002. We submitted a CTA in the United Kingdom in the first half of 2023 to enable a potential Phase 1/2 trial for STK-002 in 2024.

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

COVID-19

We continue to monitor the impact of the COVID-19 pandemic in an effort to mitigate interruptions to our clinical programs, research efforts and other business activities and to monitor the safety and well-being of our employees, patients and communities, as well as its impact on the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, liquidity and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and COVID-19 variants, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

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

If our current product candidate, STK-001, is approved for the treatment of Dravet syndrome, it may compete with other products currently marketed or in development. Currently marketed ASMs range from cannabidiols, such as Jazz Pharmaceuticals’ Epidiolex, Fintepla® (fenfluramine) from UCB, to GABA receptor agonists, such as clobazam and stiripentol, to glutamate blockers, such as topiramate. Companies such as Ovid Therapeutics/Takeda, Xenon Pharmaceuticals, Eisai Pharmaceuticals, Epygenix, Longboard Pharmaceuticals, CAMP4, Encoded Therapeutics and others are also developing treatments for Dravet syndrome. Many of the currently marketed ASMs are available as generics. In addition, numerous compounds are in clinical development for treatment of epilepsy. To our knowledge, the clinical development pipeline includes cannabinoids, 5-HT release stimulants, cholesterol 24-hydroxylase inhibitors, and sodium channel antagonists from a variety of companies. Importantly, we believe none of the drugs in clinical development address the underlying genetic cause of Dravet syndrome.

Our second product candidate, STK-002, is in development for treatment of ADOA. There are no products currently marketed or in clinical development for treatment of ADOA. To our knowledge, there are also very limited preclinical development efforts beyond our product candidate. PYC Therapeutics is developing a cell penetrating peptide PMO conjugated to ASO for treatment of ADOA.

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

With respect to our TANGO platform, we have exclusively licensed intellectual property for our TANGO technology from the University of Southampton and Cold Spring Harbor Laboratory, which includes issued U.S. and foreign patents and pending U.S. and foreign patent applications that cover the TANGO mechanisms. As of December 31, 2022, the issued U.S. patents, issued foreign patents, pending U.S. patent applications and pending foreign patent applications that we have licensed from the University of Southampton are anticipated to expire between 2035 and 2036, absent any patent term adjustments or extensions. As of December 31, 2022, the issued U.S. patents, pending U.S. patent applications and pending foreign patent applications that we have licensed from Cold Spring Harbor Laboratory are anticipated to expire in 2035, absent any patent term adjustments or extensions.

Separately, we have obtained patents and filed patent applications with claims that are intended to cover compositions of matter of oligonucleotides designed to target specific elements in genes for many genetic diseases that we believe are amenable to upregulation of target protein expression using our TANGO platform. As of December 31, 2022, the issued U.S. patents, the issued foreign patents and any patents that may issue from the currently pending patent applications, including PCT international applications, U.S. patent applications, and foreign patent applications, are expected to expire between 2036 and 2043, absent any patent term adjustments or extensions.

With respect to STK-001, as of December 31, 2022, we have exclusively licensed U.S. patents that cover the mechanism of action of STK-001, as well as foreign patents and pending foreign patent applications. The issued patents and any patents that may issue from these pending patent applications are expected to expire between 2035 and 2036, absent any patent term adjustments or extensions. As of December 31, 2022, we also own U.S. patents, pending U.S. patent applications, foreign patents and pending foreign patent applications relating to STK-001, and the U.S. patents any patents that may issue from these pending patent applications are expected to expire between 2038 and 2043, absent any patent term adjustments or extensions.

With respect to STK-002, as of December 31, 2022, we have exclusively licensed U.S. patents that cover the mechanism of action of STK-002, as well as foreign patents and pending foreign patent applications. The issued patents and any patents that may issue from these pending patent applications are expected to expire between 2035 and 2036, absent any patent term adjustments or extensions. As of December 31, 2022, we also own pending U.S. patent applications, and pending foreign patent applications relating to STK-002, and any patents that may issue from these pending patent applications are expected to expire between 2038 and 2041, absent any patent term adjustments or extensions.

The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with the FDA requirements or by delays encountered during prosecution that are caused by the United States Patent and Trademark Office, or the USPTO. For example, for drugs that are regulated by the FDA under the Hatch-Waxman Act, it is permitted to extend the term of a patent that covers such drug for up to five years beyond the normal expiration date of the patent. For more information on patent term extensions, see “Business—Government regulation: The Hatch-Waxman Act—Patent term extension”. In the future, if and when our biopharmaceutical product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Our currently issued patents will likely expire on dates ranging from 2035 to 2038, unless we receive patent term extension or patent term adjustment, or both. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2036 to 2043, unless we receive patent term extension or patent term adjustment, or both. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

License and research agreements

In July 2015, we entered into a worldwide license agreement, or the CSHL Agreement, with CSHL, with respect to TANGO patents. Under the CSHL Agreement, we receive an exclusive (except with respect to certain government rights and non-exclusive licenses), worldwide license under certain patents and applications relating to TANGO. The CSHL Agreement obligates us to make payments that are contingent upon certain milestones being achieved. We are also required to pay royalties, tiered based on the scope of patent coverage for each licensed product, ranging from a low-single digit percentage to a mid-single digit percentage on annual net sales. These royalty obligations apply on a licensed product-by-licensed product and country-by-country basis until the latest of (i) the expiration of the last valid claim of a CSHL patent covering the applicable licensed product or (ii) the expiration of any regulatory exclusivity for the applicable licensed product. In addition, if we sublicense the rights under the CSHL Agreement, we are required to pay a maximum of twenty percent of the sublicense revenue to CSHL, which may be reduced to a mid-teens or a mid-single digit percentage upon achievement of certain clinical milestones for the applicable licensed product. Finally, we are required to pay an annual license maintenance fee of $0.01 million, which amount is creditable against any owed royalty or milestone payments. The maximum aggregate potential milestone payments payable total approximately $0.9 million. Additionally, certain licenses under the CSHL Agreement require us to reimburse CSHL for certain past and ongoing patent related expenses, however there were no expenses related to these reimbursable patent costs during the years ended December 31, 2022 and 2021. In February 2023, we delivered a notice of termination of the CSHL Agreement to CSHL, and we expect the CSHL Agreement to be terminated within 90 days of such notice. We do not expect the termination of the CSHL Agreement to have a significant impact on the intellectual property underlying any of our current product candidates, including STK-001 and STK-002, or our continued development of the TANGO platform.

In April 2016, we entered into an exclusive, worldwide license agreement with the University of Southampton (the “Southampton Agreement”), whereby we acquired rights to foundational technologies related to our TANGO technology. Under the Southampton Agreement, we receive an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. Under the Southampton Agreement, we may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if we sublicense its rights under the Southampton Agreement, we are required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. As of December 31, 2022, we had paid $0.7 million under the Southampton Agreement as a result of entering into the Acadia Pharmaceuticals Inc. license and collaboration agreement in January 2022 (See Note 8 to the consolidated financial statements included elsewhere in this Form 10-K). Additionally, certain licenses under the Southampton Agreement require us to reimburse the University of Southampton for certain past and ongoing patent related expenses. For the year ended December 31, 2022 these expenses were $0.02 million compared to $0.12 million for the year ended December 31, 2021.

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

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous and mandatory post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to priority review by FDA. The Food and Drug Omnibus Reform Act (“FDORA”) was recently enacted, which included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval.  FDORA also requires the FDA to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study.  FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

A drug candidate is eligible for priority review, or review within a six-month time frame from the time an NDA is filed by FDA, if the drug candidate is intended for the treatment, diagnosis or prevention of a serious or life-threatening condition, demonstrates the potential to address an unmet medical need, or provides a significant improvement compared to marketed drugs.

Orphan Drugs

Under the Orphan Drug Act, FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition—generally a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan Drug designation must be requested before submitting an NDA. After FDA grants Orphan Drug Designation, the generic identity of the drug and its potential orphan use are disclosed publicly by FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA Orphan Drug Designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year exclusivity period, FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of Orphan Drug Designation are tax credits for certain research and an exemption from the NDA user fee.

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

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. FDA also may require post-marketing testing or studies, known as Phase 4 commitments, REMS and surveillance to monitor the effects of an approved product, or FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies. Registration with FDA subjects entities to periodic unannounced inspections by FDA, during which the Agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Pediatric information

Under the Pediatric Research Equity Act (the “PREA”), NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. FDA may grant full or partial waivers, or deferrals, for submission of data. With certain exceptions, the PREA does not apply to any drug for an indication for which orphan designation has been granted.

The Best Pharmaceuticals for Children Act (the “BPCA”), provides NDA holders a six-month extension of any exclusivity—patent or nonpatent—for a drug if certain conditions are met. Conditions for exclusivity include FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

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

Possible change in law or policy

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices.   Healthcare reform proposals recently culminated in the enactment of the Inflation Reduction Act (the “IRA”), which will, among other things, allow the U.S. Department of Health and Human Services (“HHS”) to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D (excluding drugs and biologics that are designated and approved for only one rare disease or condition), although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price. Beginning in October 2022 for Medicare Part D and January 2023 for Medicare Part B, the IRA will also penalize drug manufacturers that increase prices of Medicare Part D and Part B drugs at a rate greater than the rate of inflation. In addition, the IRA will eliminate, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented.

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

In order to market a medicinal product in the United Kingdom, a license or marketing authorization must be obtained from the United Kingdom Medicines and Healthcare Products Regulatory Agency (the “MHRA”). The United Kingdom legislation includes multiple assessment routes for applications for medicinal products, including a 150-day national assessment or a rolling review application. Further, and for a transitional period until December 31, 2023, the MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure. In addition, the MHRA has the power to have regard to marketing authorizations approved in EU member states.

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

Employees and Human Capital Resources

As of December 31, 2022, we had 117 employees, 39 of whom have an M.D. or Ph.D. We have not experienced any work stoppages. None of our employees is represented by a labor union or covered by collective bargaining agreements, and we consider our relationship with our employees to be good.

We seek to attract, hire and retain individuals of diverse backgrounds and of all ages, genders, ethnicities, religions, home countries and sexual orientation. As of December 31, 2022, approximately 55% of our employees are female, and approximately 47% of our management team (which we define as at the vice president level and above) are female. More than 40% of our employees self-identify as racially or ethnically diverse as of December 31, 2022.

Our human capital resources objectives include, as applicable, identifying, recruiting, integrating, motivating, developing, and retaining our existing and additional employees. The principal purposes of our equity incentive and cash-based performance bonus plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

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

In addition, in November 2020, we announced the nomination of OPA1 as our next target for preclinical development to treat Autosomal Dominant Optic Atrophy (“ADOA”). In November 2021, we announced the nomination of STK-002 as the lead product candidate for the treatment of ADOA and intend to invest significant efforts and financial resources in its development.  We submitted a Clinical Trial Authorisation (“CTA”) for STK-002 to the United Kingdom Medicines and Healthcare Products Regulatory Agency (the “MHRA”) in early 2023. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of TANGO and our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

Each of our programs and product candidates will require preclinical and clinical development, regulatory approval in multiple jurisdictions, obtaining preclinical, clinical and commercial manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. STK-001, STK-002 and our future product candidates must be authorized for marketing by the FDA or certain other foreign regulatory agencies, such as the European Medicines Agency (the “EMA”) or the MHRA, before we may commercialize any of our product candidates.

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

•	successful enrollment and completion of clinical trials compliant with current Good Clinical Practices (“GCPs”);
•	positive results from our clinical programs that demonstrate safety and efficacy and provide an acceptable risk-benefit profile for our product candidates in the intended patient populations;
•	receipt of regulatory approvals from applicable regulatory authorities;
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

STK-001 is currently being evaluated in human clinical trials, and we may experience unexpected or negative results in the future. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. The positive results we have observed for our product candidates in preclinical animal models may not be predictive of our future clinical trials in humans, as mouse models carry inherent limitations relevant to all preclinical studies. In particular, the Dravet syndrome mouse model is more severe than the human disease and provides a shorter post-symptomatic observation period. Trial designs and results from early-phase trials are not necessarily predictive of future clinical trial designs or results, and initial positive results we may observe may not be confirmed in later-phase clinical trials. For example, although we recently reported a reduction in median convulsive seizure frequency compared to baseline, these results were based on pooling data from the Phase 1/2a trials of STK-001 in the United States (MONARCH) and in the United Kingdom (ADMIRAL) and later trial readouts or additional trials may not confirm these results. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development even if they successfully advance through initial clinical trials, and preliminary interim data readouts of ongoing trials may show results that change when such trials are completed. We may not be able to demonstrate a disease-modifying effect of STK-001 in our clinical trials in Dravet syndrome patients, even if we are able to demonstrate efficacy on seizure reduction, and we may be similarly unable to demonstrate the efficacy of STK-002 in our ADOA program or other future programs. In addition, our clinical trials to date have necessarily involved relatively small numbers of participants. Therefore, conclusions we draw based upon trial results to date may not be repeatable across larger cohorts of participants or patients with different characteristics. Moreover, even if our clinical trials demonstrate acceptable safety and efficacy of STK-001, STK-002 or our future product candidates, the labeling we obtain through negotiations with the FDA or foreign regulatory authorities may not include data on secondary endpoints and may not provide us with a competitive advantage over other products approved for the same or similar indications.

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

Clinical trials may be placed on a full or partial clinical hold by the FDA, foreign regulatory authorities, or us for various reasons, including but not limited to: deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols; deficiencies in the clinical trial operations or trial sites; deficiencies in the trial designs necessary to demonstrate efficacy; fatalities or other adverse effects arising during a clinical trial due to medical problems that may or may not be related to clinical trial treatments; the product candidates may not appear to be more effective than current therapies; the quality or stability of the product candidates may fall below acceptable standards; or the data from animal studies are not sufficient to support the anticipated exposure (dose, route of administration, and duration) for the proposed clinical trial.  For example, in March 2020, we announced that the FDA had placed a partial clinical hold on doses of STK-001 above 20 mg in the MONARCH study based on observations of adverse hind limb paresis in non-human primates, pending additional preclinical testing. The partial clinical hold remains in place in the MONARCH study for dosing above 45 mg.  If the partial clinical hold is not lifted, our ability to successfully conclude the MONARCH study or other studies related to STK-001, and our business, results of operations and financial condition, may be adversely affected.

In addition, we, the FDA, foreign regulatory authorities, or an IRB or similar foreign review board or committee, may delay initiation of, suspend or limit dose escalation of clinical trials of a product candidate at any time for various reasons, including if we or they believe the healthy volunteer subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a product candidate or a related product in preclinical trials or on healthy volunteer subjects or patients in a clinical trial could result in such a decision. For example, in November 2023, we announced our decision to limit chronic dosing in the open-label extension studies to 30mg in SWALLOWTAIL in the U.S. and 45mg in LONGWING in the U.K. Our decision was based on interactions with regulatory agencies and a review of interim chronic toxicology data from a study in NHPs in which the total drug administered to NHPs was higher than what we would anticipate giving to participants in clinical trials.

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

•	the facilities of third-party manufacturers with which we contract or procure certain service or raw materials may not be adequate to support approval of our product candidates;
•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and
•

potential delays in enrollment, site visits, evaluations, or dosing of patients participating in the clinical trial as hospitals prioritize the treatment of COVID-19 patients or patients decide to not enroll in the study as a result of the COVID-19 pandemic.

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

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or a risk evaluation and mitigation strategy (“REMS”). These regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and adversely affect our business, financial condition, results of operations and prospects. While currently we are not experiencing any significant delays or disruptions to our clinical trial a result of the global COVID-19 pandemic, we take into consideration that the COVID-19 pandemic may directly or indirectly impact our clinical trial enrollment, dosing, and regulatory approval timelines.

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

Additionally, our projections of both the number of people who have Dravet syndrome or ADOA, as well as the people with this disease who have the potential to benefit from treatment with our product candidates, are based on estimates derived from a market research study that we commissioned, which may not accurately identify the size of the market for our product candidates. The total addressable market opportunity for STK-001, STK-002 and our future product candidates will ultimately depend upon, among other things, the final labeling for our product candidates, if our product candidates are approved for sale in our target indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients globally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidates, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

Additionally, if any of our product candidates receives marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits of the product outweigh its risks, which may include, for example, a Medication Guide outlining the risks of the product for distribution to patients and a communication plan to health care practitioners, or other elements to assure safe use of the product. Furthermore, if we or others later identify undesirable side effects caused by our product candidate, several potentially significant negative consequences could result, including:

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

We may also seek accelerated approval for our product candidates. Under the FDA’s accelerated approval program, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Full approval of another product for the same indication as any of our product candidates for which we are seeking accelerated approval may make accelerated approval of our product candidates more difficult. For drugs granted accelerated approval, post-marketing confirmatory trials are required to describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence and in general the FDA may require that the trial be designed and/or initiated prior to approval. The Food and Drug Omnibus Reform Act (“FDORA”) was recently enacted, which included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval.  FDORA also requires the FDA to specify conditions of any required post-approval study, which may include milestones and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA.  FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports. All promotional materials for product candidates approved via accelerated approval are subject to prior review by the FDA. Moreover, the FDA may withdraw approval of any product candidate or indication approved under the accelerated approval pathway if, for example:

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. These initiatives recently culminated in the enactment of the Inflation Reduction Act (“IRA”) in August 2022, which, among other things, will allow U.S. Department of Health and Human Services (“HHS”) to negotiate the selling price of certain drugs and biologics that the Centers for Medicare & Medicaid Services (“CMS”) reimburses under Medicare Part B and Part D (excluding drugs and biologics that are designated and approved for only one rare disease or condition), although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price representing a significant discount from average prices to wholesalers and direct purchasers. Beginning in October 2022 for Medicare Part D and January 2023 for Medicare Part B, the law also penalizes drug manufacturers that increase prices of Medicare Part D and Part B drugs at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions are taking effect progressively, although they may be subject to legal challenges. The IRA will likely have a significant impact on the pharmaceutical industry.

Previously, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form at this time. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021, and closed on August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is uncertain how any such challenges and the healthcare measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in 2013, and will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations. Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA authorization under an FDA expanded access program; however, manufacturers are not obligated to provide investigational new drug products under the current federal right to try law. We may choose to seek an expanded access program for our product candidates, or to utilize comparable rules in other countries that allow the use of a drug, on a named patient basis or under a compassionate use program.

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

As part of our business strategy for STK-001, we received Orphan Drug Designation for for the treatment of Dravet syndrome in the United States in 2019 and also in the EU in 2022. As part of our business strategy for STK-002, we received Orphan Drug Designation for the treatment of autosomal dominant optic atrophy (ADOA) in the United States in the third quarter of 2022. We may seek such designations for our product candidates in other countries as well. However, Orphan Drug Designation does not guarantee future orphan drug marketing exclusivity, and there is no guarantee that we will be successful in obtaining such designation for our future product candidates.

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

The FDA’s and the MHRA’s ability to review and approve new products may be hindered by a variety of factors, including budget and funding levels, ability to hire and retain key personnel, and statutory, regulatory and policy changes.

The ability of the FDA and the MHRA to review and approve new products can be affected by a variety of factors, including budget and funding levels, ability to hire and retain key personnel, and statutory, regulatory, and policy changes. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

The ability of the FDA, the MHRA and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Delays in filling or replacing key positions could significantly impact the ability of the FDA, the MHRA and other agencies to fulfill their functions and could greatly impact healthcare and the pharmaceutical industry.

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

Disruptions at the FDA, the MHRA and other governmental agencies may also slow the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our operating results and business.

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

Ethical, social and legal concerns about genetic treatments generally could result in additional regulations restricting or prohibiting our product candidates. Even with the requisite approvals from the FDA, the MHRA, the EMA and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, on the acceptance of providers, patients and third-party payors of drugs designed to increase protein expression in general, and our product candidates in particular, as medically necessary, cost-effective and safe. In addition, we may face challenges in seeking to establish and grow sales of STK-001, STK-002 and any future product candidates, including acceptance of intravitreal injection, the lumbar puncture and intrathecal administration, which carries risks of infection or other complications. Any product that we commercialize may not gain acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of genetic medicines and, in particular, STK-001, STK-002 and our future product candidates, if approved for commercial sale, will depend on several factors, including:

•	the efficacy, durability and safety of such product candidates as demonstrated in clinical trials;
•	the potential and perceived advantages of product candidates over alternative treatments;
•	the cost of treatment relative to alternative treatments;
•	the clinical indications for which the product candidate is approved by the FDA, the MHRA or the European Commission;
•	the willingness of providers to prescribe new therapies;
•	the willingness of the target patient population to try new therapies;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA, MHRA, EMA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
•	the willingness of providers to prescribe, and of patients to receive, intrathecal injections;
•	the strength of marketing and distribution support;
•	the timing of market introduction of competitive products;
•	the quality of our relationships with patient advocacy groups;

•	publicity concerning our product candidates or competing products and treatments; and
•	sufficient third-party payor coverage and adequate reimbursement.

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

We rely on third parties for genetic testing, and on third party CROs, CMOs, consultants and others to design, conduct, supervise and monitor key activities relating to, discovery, manufacturing, preclinical studies and clinical trials of our product candidates, and we intend to do the same for future activities relating to existing and future programs. Because we rely on third parties and do not have the ability to conduct all required testing, discovery, manufacturing, preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of discovery, manufacturing, preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs, CMOs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties we contract with might not be diligent, careful or timely in conducting our discovery, manufacturing, preclinical studies or clinical trials, resulting in testing, discovery, manufacturing, preclinical studies or clinical trials being delayed or unsuccessful, in whole or in part. In addition, these third parties may be subject to supply chain or inflationary pressures that limit their ability to achieve anticipated timelines or result a greater cost to us. For example, we are aware of a shortage of NHPs available for preclinical studies and although that is not expected to impact our current business, if we begin new product development programs we could be subject to longer development times or difficulty completing necessary research.

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial as well as regulatory requirements. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Any such event could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Numerous treatments for epilepsy exist, including 5-HT agonists, such as UCB’s Fintepla, cannabidiols, such as Jazz Pharmaceuticals’ Epidiolex, GABA receptor agonists, such as clobazam and stiripentol, and glutamate blockers, such as topiramate. In addition, numerous compounds are in clinical development for treatment of epilepsy. We believe the clinical development pipeline includes cannabinoids, 5-HT release stimulants, cholesterol 24-hydroxylase inhibitors, and sodium channel agonists from a variety of companies. In addition to competition from these small molecule drugs, any products we may develop may also face competition from other types of therapies, such as gene therapy, gene editing, modified mRNA therapies or other ASO approaches.

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

We have established manufacturing relationships with a limited number of suppliers to manufacture raw materials and the drug substance of any product candidate for which we are responsible for preclinical or clinical development. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain. As part of any marketing approval, a manufacturer and its processes are required to be qualified by the FDA prior to commercialization. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new supplier is relied upon for the manufacture of clinical trial materials or commercial production. Switching vendors may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

We have entered into a collaboration with Acadia Pharmaceuticals to discover or develop certain novel RNA-based medicines for the potential treatment of severe and rare genetic neurodevelopmental diseases of the central nervous system (CNS). The collaboration includes SYNGAP1 syndrome, Rett syndrome (MECP2), and an undisclosed neurodevelopmental target of mutual interest, and such collaboration could represent a significant portion of our product pipeline. We may derive a significant portion of our future revenue from these agreements or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development services and resulting options to acquire any licenses of successful product candidates, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research.

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

We have incurred net losses in each year since our inception. We incurred net losses of $101.1 million and $85.8 million, for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, we had accumulated deficits of $297.2 million and $196.1 million, respectively. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for STK-001, STK-002 and other future product candidates, if any, and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our cash, cash equivalents, marketable securities, and restricted cash of $230.2 million as of December 31, 2022, together with the proceeds since December 31, 2022 from the Sales Agreement of $44.7 million, will enable us to fund our operating expenses and capital expenditure requirements to the end of 2025. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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

We have incurred substantial losses during our history and do not expect to become profitable in the near future and we may never achieve profitability. As of December 31, 2022, we had federal and state net operating loss carryforwards, or NOLs, of approximately $210.9 million and $212.8 million, respectively, and as of December 31, 2021, we had federal and state NOLs of approximately $191.1 million and $191.4 million, respectively. Our NOLs expire at various dates beginning in 2034, for those net operating loss carryforwards generated prior to 2018. Net operating losses generated in 2018 and beyond have no expiration. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may have experienced one or more ownership changes in prior years, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

For example, we are a party to a license agreement with the University of Southampton, pursuant to which we in-license key patent and patent applications for our TANGO platform, STK-001, STK-002 and our future product candidates. For example, we are also a party to a license agreement with Cold Spring Harbor Laboratory, pursuant to which we in-license patents and patent applications for our TANGO platform. For more information regarding these agreements, please see “Business—License and research agreements.” These agreements impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate our license, in which event we would not be able to develop or market our TANGO platform, STK-001, STK-002 or any other technology or product candidates covered by the intellectual property licensed under these agreements. In addition, we may need to obtain additional licenses from our existing licensors and others to advance our research or allow commercialization of product candidates we may develop. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. In either event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology or product candidates.

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

We own an issued U.S. patent covering STK-001 and related compositions, an issued U.S. patent covering the mechanism of action of STK-001 and use of STK-001 for treating diseases. We have also in-licensed two issued U.S. patents and at least three issued foreign patents that cover the mechanism of action of STK-001, use of the mechanism for treating diseases, and related compositions. We have obtained at least eight issued foreign patents covering STK-001, related compositions and its uses and are currently pursuing patent protection for STK-001, related compositions, and its uses in several economically significant countries. With respect to STK-002, we have applied for and are currently pursuing patent protection for the mechanism of action and methods of treatment in several economically significant countries. We have also filed a U.S. patent application and foreign patent applications that specifically disclose compositions related to STK-002 and uses of those compositions. Furthermore, our in-licensed issued U.S. patents (mentioned above) cover the mechanism of action of STK-002. We cannot be certain that any of these patent applications will issue as patents, and if they do, that such patents will cover or adequately protect STK-001, STK-002 and other programs or that such patents will not be challenged, narrowed, circumvented, invalidated or held unenforceable.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2008 caused extreme volatility and disruptions in the capital and credit markets. Similarly, the volatility associated with the COVID-19 pandemic caused significant instability and disruptions in the capital and credit markets and, in recent months, the global economy has been impacted by increasing interest rates and inflation, as well as the possibility of a recession or further economic downturn. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

We are increasingly dependent upon technology systems and data to operate our business. In particular, the COVID-19 pandemic has caused us to modify our business practices, including increasing the prevalence of employees working remotely. As a result, we are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies, including Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). A breakdown, invasion, corruption, destruction or breach of our technology systems, including the cloud technologies that we utilize, and/or unauthorized access to our data and information could subject us to liability or negatively impact the operation of our business. Our technology systems, including the cloud technologies that we utilize, continue to increase in multitude and complexity, making them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy or security breaches by individuals authorized to access our technology systems, including the cloud technologies that we utilize, may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients or other business partners, may be exposed to unauthorized persons or to the public.

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

The trading price of our common stock may be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The market price for our common stock may be influenced by many factors, including the other risks described in this section and elsewhere in this report and the following:

•	results of preclinical studies and clinical trials of our product candidates, or those of our competitors or our existing or future collaborators;
•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates;
•	the success of competitive products or technologies;
•	introductions and announcements of new products by us, our future commercialization partners, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our product candidates, clinical studies, manufacturing process or sales and marketing terms;
•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
•	developments concerning any future collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates and products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	announcement and expectation of additional financing efforts;
•	speculation in the press or investment community;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	the concentrated ownership of our common stock;

•	changes in accounting principles;
•	terrorist acts, acts of war or periods of widespread civil unrest, including the conflict in Ukraine and actions taken by third parties in response to such conflict;
•	natural disasters and other calamities; and
•	general economic, industry and market conditions including interest rate increases and inflation.

In addition, the stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of the issuer, including as a result of the COVID-19 pandemic and general economic conditions. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk factors” section, could have a dramatic and adverse impact on the market price of our common stock.

Our principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2022 entities affiliated with Skorpios Trust beneficially owned 36.62% of the voting power of all outstanding shares of our common stock. As a result, these entities will have considerable influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of such entities may not be the same as or may even conflict with your interests. For example, these entities could potentially delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

We previously were not required to independently comply with Section 404(a) of the Sarbanes-Oxley Act. Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC. We were required to meet these standards in the course of preparing our financial statements as of and for the year ended December 31, 2022, and our management is required to report on the effectiveness of our internal control over financial reporting for such year and annually thereafter. Additionally, once we are no longer an “emerging growth company,” our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently occupy approximately 38,000 square feet of office and laboratory space in Bedford, Massachusetts, under a lease that expires December 31, 2024. We also occupy 4,842 square feet of office space in Cambridge, Massachusetts under a lease that expires on April 30, 2025. We believe that our facilities suffice to meet our current and near-term needs and that suitable additional space will be available as and when needed.

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

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Holders of Record

As of December 31, 2022, there were 15 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

In May 2022, we filed an additional universal Shelf Registration statement on Form S-3 (the “Registration Statement”) with the SEC. The Registration Statement was declared effective by the SEC on May 31, 2022, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by us of up to a maximum aggregate offering price of $400,000,000 of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150,000,000 of common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (“Sales Agreement”). The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The $150,000,000 of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $400,000,000 of securities that may be offered, issued and sold by us under the base prospectus. As of December 31, 2022, we had not issued any shares pursuant to the Sales Agreement. Since December 31, 2022, we sold approximately 4.6 million shares of our common stock and received $44.7 million after deducting commissions related to the Sales Agreement. We may terminate this at-the-market program at any time, pursuant to its terms.

As of December 31, 2022 and December 31, 2021, we had $230.2 million and $220.4 million, respectively, in cash, cash equivalents, marketable securities, and restricted cash.

Since inception, we have had operating losses, the majority of which are attributable to research and development activities. Our net losses were $101.1 million and $85.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $297.2 million and as of December 31, 2021, we had an accumulated deficit of $196.1 million.

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

Based upon our current operating plan, we believe that our cash, cash equivalents, marketable securities, and restricted cash of $230.2 million as of December 31, 2022, together with the proceeds since December 31, 2022 from the Sales Agreement of $44.7 million, will enable us to fund our operating expenses and capital expenditure requirements to the end of 2025. To date, we have not had any products approved for sale and have not generated any product sales. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Business Update Regarding COVID-19

We continue to monitor the impact of the COVID-19 pandemic in an effort to mitigate interruptions to our clinical programs, research efforts and other business activities and to monitor the safety and well-being of our employees, patients and communities, as well as its impact on the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, liquidity and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and COVID-19 variants, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. Risk Factors included in this annual report.

Financial Operations Overview

Revenue

We currently do not have any products approved for sale and have not generated any product revenue since inception through December 2022. If we are able to successfully develop, receive regulatory approval for and commercialize any of our current or future product candidates alone or in collaboration with third parties, we may generate revenue from the sales of these product candidates.

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

See Note 8—License and Collaboration Agreement with Acadia Pharmaceuticals, Inc. of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Operating expenses

Certain operating expenses related to the prior period have been reclassed to conform to current period presentation.

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

The table below summarizes our research and development expenses incurred by development program:

	Year ended December 31,
	2022	2021
	(in thousands)
STK-001	$25,327	$18,778
STK-002	9,087	3,436
SYNGAP1	405	148
MECP2	745	243
Non-program specific and unallocated research and development expenses	42,273	31,563
Total research and development expenses	$77,837	$54,168

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

Results of Operations for the Years Ended December 31, 2022 and 2021

The following table sets forth our results of operations:

	Year ended December 31,
	2022	2021
	(in thousands)
Consolidated statements of operations and
comprehensive loss:
Revenue	$12,405	$—
Operating expenses:
Research and development	77,837	54,168
General and administrative	38,924	31,897
Total operating expenses	116,761	86,065
Loss from operations	(104,356)	(86,065)
Other income (expense):
Interest income (expense), net	3,122	120
Other income (expense), net	167	140
Total other income (expense)	3,289	260
Net loss	(101,067)	(85,805)
Net loss per share—basic and diluted	$(2.60)	$(2.34)
Weighted average common shares outstanding—basic and diluted	38,897,442	36,739,269
Comprehensive loss:
Net loss	$(101,067)	$(85,805)
Other comprehensive loss:
Unrealized loss on marketable securities	(1,007)	(168)
Total other comprehensive loss	$(1,007)	$(168)
Comprehensive loss	$(102,074)	$(85,973)

Research and development expenses

Research and development expenses were $77.8 million for the year ended December 31, 2022 as compared to $54.2 million for the year ended December 31, 2021, an increase of $23.6 million. The table below summarizes our research and development expenses:

	Year Ended December 31,
	2022	2021
STK-001	$25,327	$18,778
STK-002	9,087	3,436
SYNGAP1	405	148
MECP2	745	243
Personnel-related expenses	29,028	22,603
Third-party services	3,409	990
Scientific consulting	794	579
Facilities and other research and development expenses	9,042	7,391
Total research and development expenses	$77,837	$54,168

The increase in research and development expenses were primarily attributable to an increase of $6.4 million in personnel costs resulting from an increase in headcount, an increase of $6.5 million in expenses related to our STK-001 program and $5.7 million related to our STK-002 program, which is comprised of third-party services and scientific consulting fees, an increase of $0.8 million in external third party expense related to SYNGAP1 and MECP2  and an increase of $4.2 million in expense related to facilities and other costs and non-project specific consulting and third-party services, materials and other costs. The increases in expense reflect the accelerating pace of research and development activities and the increases in personnel, facilities and, third party services to support those activities.

General and administrative expenses

General and administrative expenses were $38.9 million for the year ended December 31, 2022 as compared to $31.9 million for the year ended December 31, 2021, an increase of $7.0 million.

The increases in general and administrative expenses were primarily attributable to an increase of $5.1 million in personnel costs resulting from an increase in headcount and stock compensation expense resulting from an increase in the annual options award and an increase of $1.9 million in third-party services to support our in-house personnel in various aspects of developing and supporting the business including human resources, information technology, audit, tax, public relations, communications and other general and administrative activities.

Other income (expense)

The change in our other income (expense) for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily reflects an increase in marketable securities balances as well as increased interest rates.

Liquidity and Capital Resources

Since our inception through December 31, 2022, our operations have been financed by net proceeds of $490.5 million from the sale of convertible notes payable and our convertible preferred stock, our initial public offering, follow-on offering, proceeds from the controlled equity offering sales agreements and the upfront payment from Acadia. As of December 31, 2022, we had $230.2 million in cash, cash equivalents, marketable securities, and restricted cash. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception in June 2014 and, as of December 31, 2022 and 2021, we had accumulated deficits of $297.2 million and $196.1 million, respectively. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

Based upon our current operating plan, we believe that our cash, cash equivalents, marketable securities, and restricted cash of $230.2 million as of December 31, 2022, together with the proceeds since December 31, 2022 from the Sales Agreement of $44.7 million, will enable us to fund our operating expenses and capital expenditure requirements to the end of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Cash flows

The following table summarizes our cash flows:

	Year ended December 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(31,866)	$(66,907)
Investing activities	(45,882)	(76,426)
Financing activities	46,409	1,284
Net decrease in cash, cash equivalents and restricted cash	$(31,339)	$(142,049)

Operating activities

During the year ended December 31, 2022, cash used in operating activities was $31.9 million. This was primarily attributable to a net loss of $101.1 million and by a net change of $8.7 million in our net operating assets and liabilities, offset by $51.7 million in deferred revenue received as part of the Acadia collaboration and to non-cash charges of $26.2 million for share-based compensation, depreciation, amortization and accretion of marketable securities, and reduction in the carrying amount of right of use assets.

During the year ended December 31, 2021, cash used in operating activities was $66.9 million and was attributable to a net loss of $85.8 million partially offset by $0.1 million of amortization and accretion of marketable securities, and by non-cash charges of $18.6 million for share-based compensation, depreciation, and reduction in the carrying amount of right of use assets.

Investing activities

Our investing activities during the year ended December 31, 2022 have consisted of purchases of property and equipment and net purchases of marketable securities.

Our investing activities during the year ended December 31, 2021 have consisted of purchases of property and equipment and net purchases of marketable securities.

Financing activities

Our financing activities during year ended December 31, 2022 consisted of $0.5 million from the exercise of stock options, $0.6 million in proceeds from our Employee Stock Purchase Plan and $45.3 million of net proceeds from the controlled equity offering sales agreements.

Our financing activities during the year ended December 31, 2021 consisted of $0.8 million in proceeds from the issuance of common stock upon exercise of stock options and $0.5 million in proceeds from our Employee Stock Purchase Plan.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$5,313	$2,532	$2,781	$—	$—
Total	$5,313	$2,532	$2,781	$—	$—

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

Commitments

Our commitments primarily consist of obligations under our agreements with CSHL and the University of Southampton. As of December 31, 2022, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see “Business—License and research agreements.”

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

•	Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
•	Expected dividend—We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

The following table presents the weighted-average assumptions used to estimate the fair value of share-based awards granted:

	Year ended December 31,
	2022	2021
Risk-free interest rate	1.82-4.15%	0.78-1.51%
Expected dividend yield	0%	0%
Expected life	5.5-6.25 years	5.5-6.25 years
Expected volatility	70-71%	70-73%

We will continue to use judgment in evaluating the assumptions utilized for our share-based compensation expense calculations on a prospective basis. In addition to the assumptions used in the Black-Scholes option-pricing model, the amount of stock-based compensation expense we recognize in our consolidated financial statements includes actual stock option forfeitures.

Other Information

Net operating loss carryforwards

As of December 31, 2022 and 2021, the Company had federal net operating loss carryforwards of $210.9 million and $191.1 million, respectively, which may be available to reduce future taxable income, and expire at various dates beginning in 2034, for those net operating loss carryforwards generated prior to 2018. Net operating losses generated in 2018 and beyond have no expiration. As of December 31, 2022 and 2021, the Company had state net operating loss carry forwards of $212.8 million and $191.4 million, respectively, which may be available to reduce future taxable income and expire at various dates beginning in 2035. In addition, at December 31, 2022 and 2021, the Company had federal research and development tax credit carryforwards of $9.2 million and $5.4 million, respectively, and state research and development tax credit carry forwards of $4.3 million and $3.0 million, respectively.  Both federal and state research and development tax credit carry forwards may be available to reduce future tax liabilities and expire at various dates beginning in 2030.

In accordance with ASC 740, Accounting for Income Taxes, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance of $97.9 million and $66.0 million was established at December 31, 2022 and 2021, respectively. The change in the valuation allowance was an increase of $31.8 million and $28.8 million in 2022 and 2021, respectively.

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

We apply ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to income taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. At December 31, 2022, and 2021 the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying consolidated statements of operations and comprehensive loss.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risks in the ordinary course, primarily including interest sensitivities. As of December 31, 2022, we had cash, cash equivalents, marketable securities, and restricted cash of $230.2 million and $220.4 million as of December 31, 2021. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. A hypothetical 100 basis point change in interest rates would affect the fair market value of our cash equivalents and marketable securities by approximately $2.3 million.

Inflation risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2022 or 2021.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer (Our principal accounting officer) and Chief Executive Officer (Our principal executive officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2022 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

3.1	Restated Certificate of Incorporation.	10-Q	001-38938	August 14, 2019	3.1

3.2	Restated Bylaws, as amended.	8-K	001-38938	February 3, 2023	3.1

4.1	Form of Common Stock Certificate.	S-1	333-231700	June 7, 2019	4.1

4.2	Description of Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934.	10-K	001-38938	March 9, 2021	4.3

10.1*	Form of Indemnification Agreement with directors and officers.	S-1	333-231700	June 7, 2019	10.1

10.2*	2014 Equity Incentive Plan, as amended, and forms of award agreements.	S-1	333-231700	May 23, 2019	10.2

10.3*	2019 Equity Incentive Plan, and forms of award agreements.					X

10.4*	2019 Employee Stock Purchase Plan, and forms of award agreements.	S-1	333-231700	June 7, 2019	10.5

10.5*	Amended and Restated Executive Employment Agreement, by and between the Registrant and Edward M. Kaye, effective as of October 21, 2020.	10-Q	001-38938	November 12, 2020	10.1

10.6*	Amended and Restated Executive Employment Agreement, by and between the Registrant and Stephen J. Tulipano, effective as of October 21, 2020.	10-Q	001-38938	November 12, 2020	10.2

10.7*	Amended and Restated Executive Employment Agreement, by and between the Registrant and Barry Ticho, effective as of October 21, 2020.	10-K	001-38938	March 9, 2021	10.7

10.8*	Change of Control and Severance Agreement, by and between the Registrant and Edward M. Kaye, effective as of October 21, 2020.	10-Q	001-38938	November 12, 2020	10.4

10.9*	Change of Control and Severance Agreement, by and between the Registrant and Stephen J. Tulipano, effective as of October 21, 2020.	10-Q	001-38938	November 12, 2020	10.5

10.10*	Change of Control and Severance Agreement, by and between the Registrant and Barry Ticho, effective as of October 21, 2020.	10-K	001-38938	March 9, 2021	10.10

10.11	Lease Agreement, dated as of September 8, 2021, by and between ARE-MA Region No. 24, LLC and the Registrant.	10-Q	001-38938	November 8, 2021	10.1

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
10.12	Lease Agreement, by and between MIT 139 Main Street Leasehold LLC, and the Registrant., as amended to date.	10-Q	001-38938	August 10, 2021	10.1

10.13†	License and Collaboration Agreement, dated as of January 9, 2022, by and between Acadia Pharmaceuticals Inc. and the Registrant.	10-Q	001-38938	May 10, 2022	10.1

10.14	Scientific Advisory Board Agreement by and between the Registrant and Adrian Krainer, Ph.D., dated June 1, 2022.	10-Q	001-38938	August 8, 2022	10.1

10.15	Controlled Equity Offering Sales Agreement, dated as of May 20, 2022, between the Registrant and Cantor Fitzgerald & Co..	S-3	333-265107	May 20, 2022	1.2

21.1	Subsidiary of the Registrant.	S-1	333-231700	May 23, 2019	21.1

23.1	Consent of independent registered public accounting firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Inline Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

†	Registrant has omitted certain portions of the exhibit pursuant to Item 601(b)(10) of Regulation S-K.
*	Indicates a management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
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

STOKE THERAPEUTICS, INC.

Date: March 6, 2023	By:	/s/ Edward M. Kaye, M.D.
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

Name	Title	Date

/s/ Edward M. Kaye	Chief Executive Officer and Director	March 6, 2023
Edward M. Kaye, M.D.	(Principal Executive Officer)

/s/ Stephen J. Tulipano	Chief Financial Officer	March 6, 2023
Stephen J. Tulipano	(Principal Financial and Accounting Officer)

/s/ Julie A. Smith	Director	March 6, 2023
Julie A. Smith

/s/ Seth L. Harrison	Director	March 6, 2023
Seth L. Harrison, M.D.

/s/ Adrian R. Krainer	Director	March 6, 2023
Adrian R. Krainer, Ph.D.

/s/ Arthur A. Levin	Director	March 6, 2023
Arthur A. Levin, Ph.D.

/s/ Arthur O. Tzianabos	Director	March 6, 2023
Arthur O. Tzianabos, Ph.D.

/s/ Jennifer C. Burstein	Director	March 6, 2023
Jennifer C. Burstein

/s/ Garry E. Menzel	Director	March 6, 2023
Garry E. Menzel

STOKE THERAPEUTICS, INC.

Report of independent registered public accounting firm

To the Stockholders and Board of Directors

Stoke Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stoke Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 6, 2023

Stoke Therapeutics, Inc.

Consolidated balance sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$113,556	$144,895
Marketable securities	116,039	74,915
Prepaid expenses	10,932	6,943
Other current assets	2,955	2,216
Deferred financing costs	—	117
Interest receivable	588	132
Total current assets	$244,070	$229,218
Restricted cash	569	569
Operating lease right-of-use assets	4,753	4,939
Property and equipment, net	6,675	4,139
Total assets	$256,067	$238,865
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$766	$2,385
Accrued and other current liabilities	15,748	14,754
Deferred revenue - current portion	14,880	—
Total current liabilities	$31,394	$17,139
Deferred revenue - net of current portion	36,856	—
Other long term liabilities	2,968	3,949
Total long term liabilities	$39,824	$3,949
Total liabilities	$71,218	$21,088
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized, 39,439,575 and 36,902,499 shares issued and outstanding as of December 31, 2022 and 2021, respectively	4	4
Additional paid-in capital	483,170	414,024
Accumulated other comprehensive loss	(1,175)	(168)
Accumulated deficit	(297,150)	(196,083)
Total stockholders’ equity	$184,849	$217,777
Total liabilities and stockholders’ equity	$256,067	$238,865

The accompanying notes are an integral part of these consolidated financial statements.

Stoke Therapeutics, Inc.

Consolidated statements of operations and comprehensive loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Revenue	$12,405	$—
Operating expenses:
Research and development	77,837	54,168
General and administrative	38,924	31,897
Total operating expenses	116,761	86,065
Loss from operations	(104,356)	(86,065)
Other income (expense):
Interest income (expense), net	3,122	120
Other income (expense), net	167	140
Total other income (expense)	3,289	260
Net loss	$(101,067)	$(85,805)
Net loss per share—basic and diluted	$(2.60)	$(2.34)
Weighted average common shares outstanding—basic and diluted	38,897,442	36,739,269
Comprehensive loss:
Net loss	$(101,067)	$(85,805)
Other comprehensive loss:
Unrealized loss on marketable securities	(1,007)	(168)
Total other comprehensive loss	$(1,007)	$(168)
Comprehensive loss	$(102,074)	$(85,973)

The accompanying notes are an integral part of these consolidated financial statements.

Stoke Therapeutics, Inc.

Consolidated statements of stockholders’ equity

(in thousands, except share and per share amounts)

	Common Stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	capital	Gain (Loss)	deficit	Stockholders’ equity
Balance as of December 31, 2020	36,577,149	$4	$396,352	$-	$(110,278)	$286,078
Unrealized loss on marketable securities	—	—	—	(168)	—	(168)
Stock-based compensation	—	—	16,450	—	—	16,450
Issuance of common stock upon exercise of stock options	304,857	—	777	—	—	777
Issuance of common stock related to employee stock purchase plan	20,493	—	509	—	—	509
Issuance of common stock upon follow-on offering, net of underwriting discounts, commissions, and offering costs	—	—	(64)	—	—	(64)
Net loss	—	—	—	—	(85,805)	(85,805)
Balance as of December 31, 2021	36,902,499	$4	$414,024	$(168)	$(196,083)	$217,777
Unrealized loss on marketable securities	—	—	—	(1,007)	—	(1,007)
Stock-based compensation	—	—	22,854	—	—	22,854
Issuance of common stock upon exercise of stock options	269,288	—	494	—	—	494
Issuance of common stock related to employee stock purchase plan	44,002	—	570	—	—	570
Shares sold at the market	2,223,786	—	45,228	—	—	45,228
Net loss	—	—	—	—	(101,067)	(101,067)
Balance as of December 31, 2022	39,439,575	$4	$483,170	$(1,175)	$(297,150)	$184,849

The accompanying notes are an integral part of these consolidated financial statements.

Stoke Therapeutics, Inc.

Consolidated statements of cash flows

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(101,067)	$(85,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,546	974
Amortization and accretion of marketable securities	(211)	143
Stock-based compensation	22,854	16,450
Loss on disposal of property and equipment	—	29
Reduction in the carrying amount of right of use assets	1,989	1,256
Changes in assets and liabilities:
Prepaid expenses and other current assets	(5,183)	(2,851)
Accounts payable and accrued liabilities	(3,530)	2,897
Deferred revenue	51,736	—
Net cash used in operating activities	(31,866)	(66,907)
Cash flows from investing activities:
Purchases of property and equipment	(3,962)	(1,200)
Purchases of marketable securities	(201,320)	(87,226)
Sales of marketable securities	159,400	12,000
Net cash used in investing activities	(45,882)	(76,426)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	494	777
Proceeds from Employee Stock Purchase Plan	570	509
Proceeds from controlled equity offering sales agreement	45,344	—
Other	1	(2)
Net cash provided by financing activities	46,409	1,284
Net decrease in cash, cash equivalents and restricted cash	(31,339)	(142,049)
Cash, cash equivalents and restricted cash—beginning of year	145,464	287,513
Cash, cash equivalents and restricted cash—end of year	$114,125	$145,464

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right-of-use assets recognized in exchange for operating leases	$1,802	$5,081
Property and equipment included in accrued expense and accounts payable	$121	$1,267

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

In May 2022, the Company filed an additional universal Shelf Registration statement on Form S-3 (the “Registration Statement”) with the SEC. The Registration Statement was declared effective by the SEC on May 31, 2022, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $400,000,000 of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150,000,000 of its common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (“Sales Agreement”). The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The $150,000,000 of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $400,000,000 of securities that may be offered, issued and sold by the Company under the base prospectus. As of December 31, 2022, the Company had not issued any shares pursuant to the Sales Agreement. Since December 31, 2022, we sold approximately 4.6 million shares of our common stock and received $44.7 million after deducting commissions related to the Sales Agreement. We may terminate this at-the-market program at any time, pursuant to its terms.

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

Liquidity

The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its cash, cash equivalents, marketable securities and restricted cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these consolidated financial statements.

2. Summary of significant accounting policies and recent accounting pronouncements

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), and include the accounts of Stoke Therapeutics, Inc. and its wholly-owned subsidiary. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). All intercompany transactions between and among the Company and its consolidated subsidiary have been eliminated.

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

Restricted cash

At December 31, 2022, restricted cash consisted of money market accounts collateralizing letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities.

The following table reconciles cash and cash equivalents and restricted cash per the consolidated balance sheets to the statement of cash flows:

	As of December 31,
	2022	2021
Cash and cash equivalents	$113,556	$144,895
Restricted cash	569	569
	$114,125	$145,464

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

In January 2022, the Company entered into a collaboration and licensing agreement with Acadia Pharmaceuticals, Inc. (“Acadia”) which is within the scope of ASC 606 (see Note 8).  In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under this agreement, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for this arrangement, the Company must use its judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above; and (d) the contract term and pattern of satisfaction of the performance obligations under step (v) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied.

Amounts due to the Company for satisfying the revenue recognition criteria or that are contractually due based upon the terms of the collaboration agreements are recorded as accounts receivable in the Company’s consolidated balance sheets. Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

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

Impairment of long-lived assets

The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted and without interest expense) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. There were no impairment losses recognized during the years ended December 31, 2022 and 2021.

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

Income taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the estimated future tax consequences attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to be settled or recovered. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. At December 31, 2022 and 2021, the Company has recorded a full valuation allowance.

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

3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair value measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$111,927	$—	$—	$111,927
Total	$111,927	$—	$—	$111,927

Marketable Securities:
Corporate bonds	$—	$34,527	$—	$34,527
Commercial paper	$—	$7,978	$—	$7,978
US Government debt securities	$—	$73,534	$—	$73,534
Total	$—	$116,039	$—	$116,039

	Fair value measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$144,897	$—	$—	$144,897
Total	$144,897	$—	$—	$144,897

Marketable Securities:
Corporate bonds	$—	$17,524	$—	$17,524
Commercial paper	$—	$27,487	$—	$27,487
US Government debt securities	$—	$29,904	$—	$29,904
Total	$—	$74,915	$—	$74,915

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above and in Note 2. The carrying value of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the consolidated balance sheets as of December 31, 2022 and December 31, 2021.

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

4. Marketable Securities

The following table summarizes the Company’s marketable securities as of December 31, 2022 (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$34,662	$—	$(135)	$34,527
Commercial paper	$8,019	$—	$(41)	$7,978
US Government debt securities	$74,533	$—	$(999)	$73,534
Total	$117,214	$—	$(1,175)	$116,039

The following table summarizes the Company’s marketable securities as of December 31, 2021 (in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$17,598	$—	$(74)	$17,524
Commercial paper	$27,487	$—	$—	$27,487
US Government debt securities	$29,998	$—	$(94)	$29,904
Total	$75,083	$—	$(168)	$74,915

The weighted average maturity of the Company’s marketable securities as of December 31, 2022 ranges from approximately 0.184 years to 0.489 years.

The Company did not record an allowance for credit losses as of December 31, 2022 related to our marketable securities. Further, given the lack of significant change in the credit risk of these investments, the Company did not recognize any other-than-temporary impairment losses.

5. Property and equipment, net

Property and equipment, net consisted of the following:

	As of December 31,
	2022	2021
Laboratory equipment	$7,903	$4,670
Furniture and fixtures	312	153
Leasehold improvements	1,867	263
Office equipment	353	108
Construction in progress	447	1,606
	10,882	6,800
Less accumulated depreciation	(4,207)	(2,661)
	$6,675	$4,139

Depreciation expense was $1.5 million and $1.0 million for the years ended December 31, 2022 and 2021, respectively.

6. Accrued and other current liabilities

Accrued and other current liabilities consisted of the following:

	As of December 31,
	2022	2021
Accrued employee compensation costs	$5,754	$5,383
Accrued professional	525	523
Accrued research and development costs	6,601	6,801
Current portion of operating lease liabilities	2,359	1,507
Other current liabilities	509	540
	$15,748	$14,754

7. Commitments and contingencies

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

Future minimum lease payments under non-cancellable leases as of December 31, 2022, are as follows (in thousands):

2023	$2,532
2024	2,608
2025	173
Total lease payments	$5,313
Less imputed interest	(237)
Present value of lease liabilities	$5,076

Lease balances as of December 31, 2022 and December 31, 2021 are as follows (in thousands):

	As of December 31,
	2022	2021
Operating right-of-use assets	$4,753	$4,939
Current portion of operating lease liabilities	$2,359	$1,507
Non-current portion of operating lease liabilities	2,717	3,532
Total operating lease liabilities	$5,076	$5,039

The weighted average remaining lease term and weighted average discount rate of our operating leases as of December 31, 2022 are as follows:

Weighted average remaining lease term in years	2.1
Weighted average discount rate	4.69%

In accordance with Topic 842, lease expense incurred under operating leases was approximately $2.2 million for the year ended December 31, 2022, and $1.4 million for the year ended December 31, 2021.

Scientific Advisory Board Agreement

In June 2020, the Company entered into a scientific advisory board agreement with a member of the Company’s board of directors, who is also an employee of Cold Spring Harbor Laboratory (“CSHL”), to provide scientific advisory services related to the Company’s Targeted Augmentation of Nuclear Gene Output (“TANGO”) antisense oligonucleotide technology and other antisense oligonucleotide technologies, as well as current and future therapeutic targets and programs. Following the expiration of the initial scientific agreement in June 2021 and a renewal agreement in June 2022, the parties entered into subsequent scientific board agreements on substantially the same terms. The Company recognized expense of $0.02 million for the year ended December 31, 2022 and $0.05 million for the year ended December 31, 2021 for such scientific advisory services. The term of the renewal agreement is 12 months.

License and research agreements

In July 2015, the Company entered into a worldwide license agreement, or the CSHL Agreement, with CSHL, with respect to TANGO patents. Under the CSHL Agreement, the Company receives an exclusive (except with respect to certain government rights and non-exclusive licenses), worldwide license under certain patents and applications relating to TANGO. The CSHL Agreement obligates the Company to make payments that are contingent upon certain milestones being achieved. The Company is also required to pay royalties, tiered based on the scope of patent coverage for each licensed product, ranging from a low-single digit percentage to a mid-single digit percentage on annual net sales. These royalty obligations apply on a licensed product-by-licensed product and country-by-country basis until the latest of (i) the expiration of the last valid claim of a CSHL patent covering the applicable licensed product or (ii) the expiration of any regulatory exclusivity for the applicable licensed product. In addition, if the Company sublicenses the rights under the CSHL Agreement, it is required to pay a maximum of twenty percent of the sublicense revenue to CSHL, which may be reduced to a mid-teens or a mid-single digit percentage upon achievement of certain clinical milestones for the applicable licensed product. Finally, the Company is required to pay an annual license maintenance fee of $0.01 million, which amount is creditable against any owed royalty or milestone payments. The maximum aggregate potential milestone payments payable total approximately $0.9 million. Additionally, certain licenses under the CSHL Agreement require the Company to reimburse CSHL for certain past and ongoing patent related expenses, however there were no expenses related to these reimbursable patent costs during the years ended December 31, 2022 and 2021.  In February 2023, the Company delivered a notice of termination of the CSHL Agreement to CSHL, and the Company expects the CSHL Agreement to be terminated within 90 days of such notice. The Company does not expect the termination of the CSHL Agreement to have a significant impact on the intellectual property underlying any of its current product candidates, including STK-001 and STK-002, or its continued development of the TANGO platform.

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton (the “Southampton Agreement”), whereby the Company acquired rights to foundational technologies related to the Company’s TANGO technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. As of December 31, 2022, the Company had paid $0.7 million under the Southampton Agreement as a result of entering into the Acadia Pharmaceuticals Inc. license and collaboration agreement in January 2022 (see Note 8). Additionally, certain licenses under the Southampton Agreement require the Company to reimburse the University of Southampton for certain past and ongoing patent related expenses. For the year ended December 31, 2022 these expenses were $0.02 million compared to $0.12 million for the year ended December 31, 2021.

Litigation

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which it is focused. As of December 31, 2022, the Company had no legal proceedings to which it was a party or to which its property was subject that, in the opinion of management, would have a material adverse effect on its business.

8. License and Collaboration Agreement with Acadia Pharmaceuticals Inc.

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

The Company is recognizing the transaction price for the pre-clinical research activities for each of the three targets over time as the research services are provided. The transfer of control to Acadia occurs over this time period, and in management’s judgment, is the best measure of progress towards satisfying the performance obligation. An input method is used that measures the cost incurred to date in satisfying each of the three research activities in relation to the estimated total projected cost of each of the research activities to fulfill the respective obligations. The cumulative effect of revisions to estimated costs and/or the transaction price to complete the research performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. Payments or reimbursements resulting from the Company’s research and development efforts were recognized as the services are performed.

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

As of December 31, 2022, the Company had $51.7 million in upfront consideration associated with the Acadia agreement relating to performance obligations that are unsatisfied or partially unsatisfied.

9. Share-Based Compensation

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

As of December 31, 2022 there were no shares available for future issuance under the 2014 Plan and 992,231 shares were available for future issuance under the 2019 Plan.

During the years ended December 31, 2022 and December 31, 2021, the Company granted options to purchase 3,459,500 and 1,311,897 shares of common stock to certain of its employees, and directors, respectively. The options vest up to four years except for certain options granted to members of our board of directors which vest over one or three years and are exercisable at a per share price equal to the fair value of the common stock on the grant date.

A summary of stock option activity for awards is presented below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value(1)
Outstanding as of December 31, 2021	5,435,304	$19.77	8.0	$64,981
Granted	3,459,500	15.97
Exercised	(270,376)	1.83
Forfeitures	(254,450)	29.77
Expired	(95,331)	34.72
Outstanding as of December 31, 2022	8,274,647	$18.28	7.6	$20,598
Exercisable as of December 31, 2022	4,286,461	$14.70	6.4	$18,454

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at December 31, 2022 and 2021.

The weighted average grant date fair value per share of stock options granted during the years ended December 31, 2022 and 2021 was $10.32 and $34.07, respectively. The aggregate grant date fair value of stock options granted during the years ended December 31, 2022 and 2021 was approximately $35.7 million and $44.7 million, respectively. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2022 and 2021 was approximately $3.5 million and $9.9 million, respectively.

Stock-based compensation and stock options

The Company recorded stock-based compensation expense of $22.9 million and $16.5 million during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was $53.3 million of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the 2014 and the 2019 Plans. The compensation is expected to be recognized over a weighted average period of 2.8 years as of December 31, 2022.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss is as follows:

	Year ended December 31,
	2022	2021
Research and development	$8,901	$6,215
General and administrative	13,953	10,235
	$22,854	$16,450

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair values of the options granted to employees and directors were calculated using the following assumptions for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Risk-free interest rate	1.82-4.15%	0.78-1.51%
Expected dividend yield	0%	0%
Expected life	5.5-6.25 years	5.5-6.25 years
Expected volatility	70-71%	70-73%

2019 Employee stock purchase plan

In June 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective on June 18, 2019. The Company initially reserved 315,000 shares of common stock for sale under the ESPP. At December 31, 2022, the Company had 959,603 shares available for issuance under the plan. The average grant date fair value per share under the plan was $18.39 for 2022. The total ESPP stock-based compensation expense for the year ended December 31, 2022 was $0.3 million and for the year ended December 31, 2021 was $0.3 million. The number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years following the first offering date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or a lower amount determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP will not exceed 3,150,000 shares of the Company’s common stock.

10. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Year ended December 31,
	2022	2021
Numerator:
Net loss	$(101,067)	$(85,805)
Denominator:
Weighted-average number of common shares, basic and diluted	38,897,442	36,739,269
Net loss per share, basic and diluted	$(2.60)	$(2.34)

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

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2022	2021
Outstanding options to purchase common stock	8,274,647	5,435,304

11. Income taxes

A reconciliation of the expected income tax expense (benefit) computed using the federal statutory income tax rate the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2022	2021
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	7.4	7.9
Non-deductible items	(0.9)	0.4
Research and development credit, net	3.9	4.1
Other	0.1	0.0
Change in valuation allowance	(31.5)	(33.4)
Total	0.0%	0.0%

The principal components of the Company’s deferred tax assets and liabilities consist of the following:

	As of December 31,
	2022	2021
Deferred tax assets:
Federal and state net operating loss carryforwards	$57,746	$52,231
Research and development tax credits	12,613	7,726
R&D capitalized expenses	17,148	—
Accrued compensation and stock compensation	10,274	6,055
Other	142	20
Gross deferred tax assets	97,923	66,032
Less: valuation allowance	(97,923)	(66,032)
Net deferred tax assets	$—	$—

As of December 31, 2022 and 2021, the Company had federal net operating loss carryforwards of $210.9 million and $191.1 million, respectively, which may be available to reduce future taxable income, and expire at various dates beginning in 2034, for those net operating loss carryforwards generated prior to 2018. Net operating losses generated in 2018 and beyond have no expiration. As of December 31, 2022 and 2021, the Company had state net operating loss carry forwards of $212.8 million and $191.4 million, respectively, which may be available to reduce future taxable income and expire at various dates beginning in 2035. In addition, at December 31, 2022 and 2021, the Company had federal research and development tax credit carryforwards of $9.2 million and $5.4 million, respectively, and state research and development tax credit carry forwards of $4.3 million and $3.0 million, respectively.  Both federal and state research and development tax credit carry forwards may be available to reduce future tax liabilities and expire at various dates beginning in 2030. In accordance with ASC 740, Accounting for Income Taxes, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance of $97.9 million and $66.0 million was established at December 31, 2022 and 2021, respectively. The change in the valuation allowance was an increase of $31.8 million and $28.8 million in 2022 and 2021, respectively.

Effective for tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 requires companies to capitalize and amortize domestic research and development expenditures over five years for tax purposes, and foreign research and development expenditures over fifteen years for tax purposes. We will continue to monitor any potential changes or further guidance related to this provision.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 into law which contained provisions that include a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022 and a 1% excise tax on certain stock buybacks after December 31, 2022. The Company expects the impact of these provisions to be immaterial.

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

The Company applies ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to income taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. At December 31, 2022, and 2021 the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying consolidated statements of operations and comprehensive loss.

12. Employee benefits

 In 2016, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Company matches contributions up to 4% of annual salary for those employees who are participating in the 401(k) Plan. For the year ended December 31, 2022, the Company made matching contributions of $0.6 million and for the year ended December 31, 2021, the Company made matching contributions of $0.5 million.

13. Subsequent events

Since December 31, 2022, we sold approximately 4.6 million shares of our common stock and received $44.7 million after deducting commissions related to the Sales Agreement.