Form 10-Q
period 2023-03-31
Stoke Therapeutics, Inc.
filed 2023-05-04
CIK 1623526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 26, 2023 the registrant had 44,188,534 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the direct and indirect impact of inflation, interest rates, foreign currency exchange rates, instability in the global banking system, geopolitical conflict and macroeconomic conditions on our business, financial condition and operations, including on our expenses, supply chain, strategic partners, research and development costs, clinical trials and employees;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Stoke Therapeutics, Inc.

Consolidated balance sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$190,339	$113,556
Marketable securities	63,334	116,039
Prepaid expenses	10,191	10,932
Other current assets	5,880	2,955
Interest receivable	492	588
Total current assets	$270,236	$244,070
Restricted cash	569	569
Operating lease right-of-use assets	4,202	4,753
Property and equipment, net	6,789	6,675
Total assets	$281,796	$256,067
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,299	$766
Accrued and other current liabilities	13,777	15,748
Deferred revenue - current portion	13,451	14,880
Total current liabilities	$31,527	$31,394
Deferred revenue - net of current portion	34,144	36,856
Other long term liabilities	2,303	2,968
Total long term liabilities	36,447	39,824
Total liabilities	$67,974	$71,218
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized, 44,175,089 and 39,439,575 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	534,111	483,170
Accumulated other comprehensive loss	(598)	(1,175)
Accumulated deficit	(319,695)	(297,150)
Total stockholders’ equity	$213,822	$184,849
Total liabilities and stockholders’ equity	$281,796	$256,067

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc.

Consolidated statements of operations and comprehensive loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$5,152	$3,000
Operating expenses:
Research and development	19,631	18,309
General and administrative	10,211	9,486
Total operating expenses	29,842	27,795
Loss from operations	(24,690)	(24,795)
Other income:
Interest income (expense), net	2,103	104
Other income (expense), net	42	42
Total other income	2,145	146
Net loss	$(22,545)	$(24,649)
Net loss per share, basic and diluted	$(0.53)	$(0.66)
Weighted-average common shares outstanding, basic and diluted	42,536,474	37,448,301
Comprehensive loss:
Net loss	$(22,545)	$(24,649)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	577	(516)
Total other comprehensive loss	$577	$(516)
Comprehensive loss	$(21,968)	$(25,165)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc.

Consolidated statements of stockholders’ equity

(in thousands, except share and per share amounts)

(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2021	36,902,499	$4	$414,024	$(168)	$(196,083)	$217,777
Net loss	—	—	—	—	(24,649)	(24,649)
Unrealized loss on marketable securities	—	—	—	(516)	—	(516)
Stock-based compensation	—	—	4,975	—	—	4,975
Issuance of common stock upon exercise of stock options	53,377	—	93	—	—	93
Shares sold as part of controlled equity offering sales agreement	2,080,486	—	42,128	—	—	42,128
Issuance of common stock related to employee stock purchase plan	8,307	—	169	—	—	169
Balance as of March 31, 2022	39,044,669	$4	$461,389	$(684)	$(220,732)	$239,977

Balance as of December 31, 2022	39,439,575	$4	$483,170	$(1,175)	$(297,150)	$184,849
Net loss	—	—	—	—	(22,545)	(22,545)
Unrealized gain on marketable securities	—	—	—	577	—	577
Stock-based compensation	—	—	5,887	—	—	5,887
Issuance of common stock upon exercise of stock options	80,611	—	158	—	—	158
Shares sold as part of controlled equity offering sales agreements	4,635,353	—	44,743	—	—	44,743
Issuance of common stock related to employee stock purchase plan	19,550	—	153	—	—	153
Balance as of March 31, 2023	44,175,089	$4	$534,111	$(598)	$(319,695)	$213,822

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc.

Consolidated statements of cash flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(22,545)	$(24,649)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	597	247
Amortization and accretion of marketable securities	32	235
Stock-based compensation	5,887	4,975
Reduction in the carrying amount of right of use assets	550	377
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2,088)	(3,265)
Accounts payable and accrued liabilities	351	(3,443)
Deferred revenue	(4,140)	58,014
Net cash provided by (used in) operating activities	(21,356)	32,491
Cash flows from investing activities:
Purchases of marketable securities	—	(143,941)
Purchases of property and equipment	(165)	(841)
Sales of marketable securities	53,250	9,000
Net cash provided by (used in) investing activities	53,085	(135,782)
Cash flows from financing activities:
Proceeds from Employee Stock Purchase Plan	153	169
Proceeds from issuance of common stock upon exercise of stock options	158	93
Proceeds from controlled equity offering sales agreements	44,743	42,245
Net cash provided by financing activities	45,054	42,507
Net increase (decrease) in cash, cash equivalents and restricted cash	76,783	(60,784)
Cash, cash equivalents and restricted cash—beginning of period	114,125	145,464
Cash, cash equivalents and restricted cash—end of period	$190,908	$84,680

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment included in accrued expense and accounts payable	$545	$301

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Notes to Consolidated financial statements—(unaudited)

1. Nature of the business

Organization

Stoke Therapeutics, Inc. (the “Company”) was founded in June 2014 and was incorporated under the laws of the State of Delaware. The Company is a biotechnology company dedicated to addressing the underlying cause of severe diseases by upregulating protein expression with RNA-based medicines.

Shelf Registration

In May 2022, the Company filed a universal Shelf Registration statement on Form S-3 (the “Registration Statement”) with the SEC. The Registration Statement was declared effective by the SEC on May 31, 2022, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $400,000,000 of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150,000,000 of its common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (“Sales Agreement”). The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The $150,000,000 of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $400,000,000 of securities that may be offered, issued and sold by the Company under the base prospectus. As of March 31, 2023, the Company had issued approximately 4.6 million shares of common stock pursuant to the Sales Agreement for net proceeds of $44.7 million.

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

Liquidity

The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of the issuance date of these unaudited consolidated financial statements, the Company expects that its cash, cash equivalents, marketable securities and restricted cash will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these unaudited consolidated financial statements.

2. Summary of significant accounting policies and recent accounting pronouncements

Basis of presentation and consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiary. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). All intercompany transactions between and among its consolidated subsidiary have been eliminated.

Unaudited interim financial information

The accompanying interim unaudited consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and related footnotes as of and for the year ended December 31, 2022, which was filed with the SEC on March 6, 2023. The Company’s financial information as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet information as of December 31, 2022 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and disclosure of contingent assets and liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits its cash in checking, sweep and money market accounts.

At March 31, 2023, restricted cash consisted of money market accounts collateralizing letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities.

Cash and cash equivalents, and restricted cash in the consolidated statements of cash flows consists of the following (in thousands):

	As of March 31,
	2023	2022
Cash and cash equivalents	$190,339	$84,111
Restricted cash - long-term	569	569
Total cash, cash equivalents and restricted cash	$190,908	$84,680

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

The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s unaudited consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

The Company is also a “smaller reporting company,” meaning that the market value of its stock held by non-affiliates is less than $700.0 million and the Company’s annual revenue is less than $100.0 million during the most recently completed fiscal year. The Company may continue to be a smaller reporting company as long as either (i) the market value of its stock held by non-affiliates is less than $250.0 million or (ii) its annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of its stock held by non-affiliates is less than $700.0 million. If the Company is a smaller reporting company at the time it ceases to be an emerging growth company, the Company may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, the Company may choose to present only the two most recent fiscal years of audited financial statements in its Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair value measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$190,339	$—	$—	$190,339
Total	$190,339	$—	$—	$190,339

Marketable Securities:
Corporate bonds	$—	$5,302	$—	$5,302
Commercial paper	—	3,978	—	3,978
US Government debt securities	—	54,054	—	54,054
Total	$—	$63,334	$—	$63,334

	Fair value measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$111,927	$—	$—	$111,927
Total	$111,927	$—	$—	$111,927

Marketable Securities:
Corporate bonds	$—	$34,527	$—	$34,527
Commercial paper	—	7,978	—	7,978
US Government debt securities	—	73,534	—	73,534
Total	$—	$116,039	$—	$116,039

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy. The carrying value of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the consolidated balance sheets as of March 31, 2023 and December 31, 2022.

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

4. Marketable securities

The following table summarizes the Company’s marketable securities as of March 31, 2023 (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$5,317	$—	$(15)	$5,302
Commercial paper	3,990	—	(12)	3,978
US Government debt securities	54,625	—	(571)	54,054
Total	$63,932	$—	$(598)	$63,334

The following table summarizes the Company’s marketable securities as of December 31, 2022 (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$34,662	$—	$(135)	$34,527
Commercial paper	8,019	—	(41)	7,978
US Government debt securities	74,533	—	(999)	73,534
Total	$117,214	$—	$(1,175)	$116,039

The weighted average maturity of the Company’s marketable securities as of March 31, 2023 ranged from approximately 0.03 years to 0.92 years. As of December 31, 2022, the weighted average maturity of the Company’s marketable securities ranged from approximately 0.18 years to 0.49 years.

The Company did not record an allowance for credit losses as of March 31, 2023 related to its marketable securities. Further, given the lack of significant change in the credit risk of these investments, the Company did not recognize any other-than-temporary impairment losses.

5. Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued employee compensation costs	$1,529	$5,754
Accrued professional costs	982	525
Accrued research and development costs	8,356	6,601
Current portion of operating lease liabilities	2,404	2,359
Other current liabilities	506	509
	$13,777	$15,748

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

Future minimum lease payments under non-cancellable leases as of March 31, 2023 (in thousands):

2023	$1,902
2024	2,608
2025	172
Total lease payments	$4,682
Less imputed interest	(184)
Present value of lease liabilities	$4,498

Lease balances as of March 31, 2023 were as follows (in thousands):

Operating right-of-use assets	$4,202
Current portion of operating lease liabilities	$2,404
Non-current portion of operating lease liabilities	2,094
Total operating lease liabilities	$4,498

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases as of March 31, 2023 were as follows:

Weighted average remaining lease term in years	1.8
Weighted average discount rate	4.69%

Lease expense incurred under operating leases was $0.6 million for the three months ended March 31, 2023 and for the three months ended March 31, 2022 was $0.4 million.

Scientific advisory board agreement

In June 2020, the Company entered into a scientific advisory board agreement with a member of the Company’s board of directors, who is also an employee of Cold Spring Harbor Laboratory (“CSHL”), to provide scientific advisory services related to the Company’s Targeted Augmentation of Nuclear Gene Output (“TANGO”) antisense oligonucleotide technology and other antisense oligonucleotide technologies, as well as current and future therapeutic targets and programs. Following the expiration of the initial scientific agreement in June 2021 and a renewal agreement in June 2022, the parties entered into subsequent scientific board agreements on substantially the same terms. The Company did not recognize any expense in the three months ended March 31, 2023, compared to $0.01 million for the three months ended March 31, 2022 for such scientific advisory services. The term of the renewal agreement is 12 months.

License and research agreements

In July 2015, the Company entered into a worldwide license agreement with CSHL (the “CSHL Agreement”), with respect to TANGO patents. Under the CSHL Agreement, the Company receives an exclusive (except with respect to certain government rights and non-exclusive licenses), worldwide license under certain patents and applications relating to TANGO. The CSHL Agreement obligates the Company to make payments that are contingent upon certain milestones being achieved. The Company is also required to pay royalties, tiered based on the scope of patent coverage for each licensed product, ranging from a low-single digit percentage to a mid-single digit percentage on annual net sales. These royalty obligations apply on a licensed product-by-licensed product and country-by-country basis until the latest of (i) the expiration of the last valid claim of a CSHL patent covering the applicable licensed product or (ii) the expiration of any regulatory exclusivity for the applicable licensed product. In addition, if the Company sublicenses the rights under the CSHL Agreement, it is required to pay a maximum of twenty percent of the sublicense revenue to CSHL, which may be reduced to a mid-teens or a mid-single digit percentage upon achievement of certain clinical milestones for the applicable licensed product. Finally, the Company is required to pay an annual license maintenance fee of $0.01 million, which amount is creditable against any owed royalty or milestone payments. The maximum aggregate potential milestone payments payable total approximately $0.90 million. Additionally, certain licenses under the CSHL Agreement require the Company to reimburse CSHL for certain past and ongoing patent related expenses, however there were no expenses related to these reimbursable patent costs during the years ended December 31, 2022 and 2021. In February 2023, the Company delivered a notice of termination of the CSHL Agreement to CSHL, and the Company expects the CSHL Agreement to be terminated within 90 days of such notice. The Company does not expect the termination of the CSHL Agreement to have a significant impact on the intellectual property underlying any of its current product candidates, including STK-001 and STK-002, or its continued development of the TANGO platform.

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton (the “Southampton Agreement”), whereby the Company acquired rights to foundational technologies related to the Company’s TANGO technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. As of March 31, 2023, the Company had paid $0.70 million under the Southampton Agreement as a result of entering into the Acadia Pharmaceuticals Inc. license and collaboration agreement in January 2022 (see Note 7). Additionally, certain licenses under the Southampton Agreement require the Company to reimburse the University of Southampton for certain past and ongoing patent related expenses. For the three months ended March 31, 2023 these expenses were $0.04 million compared to $0.08 million for the three months ended March 31, 2022.

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

Pursuant to the terms of the agreement, the Company received an upfront payment of $60.0 million from Acadia. Acadia agreed to fund the research to identify potential licensed products for MECP2 and the neurodevelopmental target, and the Company will equally fund with Acadia the research to identify potential licensed products for SYNGAP1. The Company is eligible to receive up to $907.5 million in potential total milestone payments based upon the achievement of certain development, regulatory, first commercial sales and sales milestone events across the programs for the three targets, assuming each milestone were achieved at least once. With respect to licensed products for MECP2 and the neurodevelopmental target, the Company is also eligible to receive tiered royalties at percentages ranging from the mid-single digits to the mid-teens on future net sales by Acadia of licensed products worldwide. Royalties payable under the agreement are subject to standard royalty reductions. For SYNGAP1 licensed products that the Company is co-developing and co-commercializing, the Company will be responsible for 50% of the development and commercialization costs and will receive 50% of the profits from global commercialization. The Company is provided with a co-development and co-commercialization opt out option relating to the SYNGAP1 target indication at the Company’s discretion. Such opt-out would reduce development and commercialization milestones but would provide the Company with royalties on an escalating basis attributable to net sales milestones.

Acadia agreement accounting

At the commencement of the Acadia agreement, the Company identified three performance obligations consisting of pre-clinical research activities for each of the three targets, SYNGAP1, MECP2, and the undisclosed neurodevelopmental target. The exclusive or co-exclusive licenses granted to Acadia to conduct pre-clinical research activities on each of the three targets, and participation on each of the respective joint research committees were identified as promised services. However, the licenses granted to Acadia and the research activities were determined to be not distinct from each other, and therefore are considered a combined performance obligation for each of the three targets. Participation on each of the joint research committees was determined to be quantitatively and qualitatively immaterial in the context of the arrangement with Acadia.

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

Milestone payments that are not within the control of the Company, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. For other milestones, the Company evaluated factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. Milestones that are outside of the Company’s or Acadia’s control will not be recognized until such milestones are achieved. As to the other milestones, to date, no milestone payments have been included in the transaction price due to the uncertainty as to whether these milestones will be achieved. The Company will at the end of each reporting period reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjust its estimate of the overall transaction price for each of the research activities on the three targets. Any such adjustments will be recorded on a cumulative catch-up basis.

As of March 31, 2023, the Company had $47.6 million in upfront consideration associated with the Acadia agreement relating to performance obligations that are unsatisfied or partially unsatisfied.

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

As of March 31, 2023, there were no shares available for future issuance under the 2014 Plan and 714,263 shares were available under the 2019 Plan.

During the three months ended March 31, 2023, the Company granted options to purchase 1,188,500 shares of common stock to its employees. The options vest up to four years and are exercisable at a per share price equal to the fair value of the common stock on the grant date. During the three months ended March 31, 2023, the Company granted 786,600 restricted stock units to its employees. The restricted stock units vest over four years.

Stock-based compensation

As of March 31, 2023, there was $60.1 million of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the 2014 and 2019 Plans. The compensation is expected to be recognized over a weighted average period of 3.96 years as of March 31, 2023.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$2,255	$1,895
General and administrative	3,632	3,080
	$5,887	$4,975

2019 Employee stock purchase plan

In June 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective on June 18, 2019. The Company initially reserved 315,000 shares of common stock for sale under the ESPP. At March 31, 2023, the Company had 1,334,449 shares available for issuance under the ESPP plan. The average grant date fair value per share under the ESPP plan was $9.09 for 2023. The total ESPP stock-based compensation expense for the three months ended March 31, 2023 was $0.09 million, and for three months ended March 31, 2022 was $0.10 million. The number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years following the first offering date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or a lower amount determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP will not exceed 3,150,000 shares of the Company’s common stock.

9. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(22,545)	$(24,649)
Denominator:
Weighted-average number of common shares, basic and diluted	42,536,474	37,448,301
Net loss per share, basic and diluted	$(0.53)	$(0.66)

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

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share indicated because including them would have had an anti-dilutive effect:

	March 31,
	2023	2022
Outstanding options to purchase common stock/restricted stock units	10,046,864	7,408,942

10. Income taxes

The Company did not record an income tax benefit in its consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets as of March 31, 2023 and December 31, 2022, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company did not record any amounts for unrecognized tax benefits as of March 31, 2023 or December 31, 2022.

11. Subsequent events

2023 Inducement Plan

The Company’s board of directors adopted the Stoke Therapeutics, Inc. 2023 Inducement Plan (the “Inducement Plan”) in April 2023. As permitted by Nasdaq Stock market rules, the Company’s stockholders were not required to approve the Inducement Plan. The Inducement Plan provides for up to 1,000,000 shares of the Company’s common stock under awards granted to newly hired employees. An “award” is any right to receive common stock of the Company consisting of nonstatutory stock options or restricted stock units. As of May 4, 2023, the Company has not made any awards under the Inducement Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and consolidated results of operations together with the section entitled “Risk Factors” and our interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should carefully read the sections entitled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are dedicated to addressing the underlying causes of severe diseases by upregulating protein expression with RNA-based medicines. Using our proprietary TANGO (Targeted Augmentation of Nuclear Gene Output) approach, we are developing antisense oligonucleotides (“ASOs”) to selectively restore protein levels.

Our first compound, STK-001, is in clinical testing for the treatment of Dravet syndrome, a severe and progressive genetic epilepsy. Dravet syndrome is characterized by frequent, prolonged and refractory seizures beginning within the first year of life. The disease is classified as a developmental and epileptic encephalopathy due to the developmental delays and cognitive impairment associated with it. Dravet syndrome is one of many diseases caused by a haploinsufficiency, in which a loss of approximately 50% of normal protein levels leads to disease. We have two ongoing Phase 1/2a open-label studies of STK-001, MONARCH in the United States and ADMIRAL in the United Kingdom. We also have SWALLOWTAIL in the U.S. and LONGWING in the U.K., which are Open Label Extension (“OLE”) studies of STK-001 for children and adolescents with Dravet syndrome. Patients who participated in the MONARCH study in the United States or the ADMIRAL study in the United Kingdom and meet study entry criteria are eligible to continue treatment in SWALLOWTAIL or LONGWING, respectively, both of which are designed to evaluate the long-term safety and tolerability of repeat doses of STK-001.

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

In May 2022, we filed an additional universal Shelf Registration statement on Form S-3 (the “Registration Statement”) with the SEC. The Registration Statement was declared effective by the SEC on May 31, 2022, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by us of up to a maximum aggregate offering price of $400,000,000 of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150,000,000 of common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (“Sales Agreement”). The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The $150,000,000 of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $400,000,000 of securities that may be offered, issued and sold by us under the base prospectus. As of March 31, 2023, we had issued approximately 4.6 million shares of common stock pursuant to the Sales Agreement for net proceeds of $44.7 million.

As of March 31, 2023 and December 31, 2022 we had $254.2 million and $230.2 million, respectively, in cash, cash equivalents, marketable securities and restricted cash.

Since inception, we have had operating losses, the majority of which are attributable to research and development activities. Our net losses were $22.5 million and $24.6 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $319.7 million.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents, marketable securities and restricted cash as of March 31, 2023, will enable us to fund our operating expenses and capital expenditure requirements to the end of 2025. To date, we have not had any products approved for sale and have not generated any product sales. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

Program Update

Dravet Syndrome Program – STK-001

In October 2022, the U.S. Food and Drug Administration (the “FDA”) granted Rare Pediatric Disease Designation to STK-001 for the potential treatment of patients with Dravet syndrome.

In November and December 2022, we announced additional positive interim safety, pharmacokinetic (“PK”), cerebrospinal fluid (“CSF”) exposure and efficacy data from the MONARCH and ADMIRAL studies, which, along with other data, was presented at the American Epilepsy Society (AES) 2022 Annual Meeting. The pooled data from these two studies demonstrated that, as of the time of the 2022 interim analysis, single and multiple doses of STK-001 up to 45mg were well-tolerated. 27% (15 of 55) of patients experienced a TEAE related to the study drug, all of which were mild or moderate in severity. 22% (12 of 55) of patients had a treatment-emergent serious adverse event, none of which were related to the study drug. The most common TEAEs observed were vomiting, headache and seizures. 33% (18 of 55) of patients experienced CSF protein elevation (>50mg/dL) after dosing, but no clinical manifestations were observed. No TEAEs led to study drug withdrawal.

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

Source: MONARCH and ADMIRAL Interim Analyses: Phase 1/2a Studies Investigating Safety and Drug Exposure of STK-001, an Antisense Oligonucleotide (ASO), in Children and Adolescents with Dravet Syndrome (DS) (AES 2022)

As presented at the AES 2022 Annual Meeting and illustrated below, topline data from six patients treated with three doses of 45mg of STK-001 showed:

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

Changes in SF from baseline Median changes in SF over time

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

MONARCH and ADMIRAL continue to progress. In the United States, dosing is complete in the 45mg multiple dose cohort and dosing is underway in the 70mg single dose cohort of MONARCH. In the United Kingdom, ADMIRAL enrollment is now complete, and dosing is ongoing at the 70mg multiple dose cohort. We expect to report additional clinical data on 45mg MAD doses of STK-001 in mid-2023 and preliminary clinical data on 70mg MAD doses of STK-001 in the second half of 2023. In January 2023, we announced that we expect to complete Phase 1/2a studies in 2023 and initiate a Phase3 program in 2024. In March 2023, we announced that the FDA will allow the administration of a higher single dose of STK-001 (70-mg) in the ongoing Phase 1/2a MONARCH study of children and adolescents with Dravet Syndrome. The MONARCH study remains on partial clinical hold for multiple doses above 45mg and single doses above 70mg.

SWALLOWTAIL and LONGWING Open Label Extension Studies

In January 2021, we initiated enrollment and dosing in our SWALLOWTAIL OLE study of STK-001 for children and adolescents with Dravet syndrome in the United States, and in May 2022, we began dosing patients in our LONGWING OLE study of STK-001 for children and adolescents with Dravet syndrome in the United Kingdom. Patients who participated in the MONARCH study in the United States or the ADMIRAL study in the United Kingdom and meet study entry criteria are eligible to continue treatment in SWALLOWTAIL or LONGWING, respectively, both of which are designed to evaluate the long-term safety and tolerability of repeated doses of STK-001. SWALLOWTAIL and LONGWING will also provide valuable information on the preliminary effects of STK-001 on seizures along with non-seizure aspects of the disease, such as quality of life and cognition. Following interactions with regulatory agencies, we have agreed to limit chronic dosing in SWALLOWTAIL to 30mg and in LONGWING to 45mg.

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
•
reductions in convulsive seizure frequency that were observed in MONARCH were maintained with ongoing treatment in the SWALLOWTAIL OLE, as illustrated below; and

Median change in SF from MONARCH baseline over time

Source: SWALLOWTAIL: An Open-Label Extension (OLE) Study for Children and Adolescents with Dravet Syndrome (DS) who Previously Participated in a Study of Antisense Oligonucleotide (ASO) STK-001 (AES 2022)

•
A trend toward improvement in non-seizure comorbidities as measured by the BRIEF-P, an assessment of executive function that was one of several exploratory endpoints, was observed among patients in the SWALLOWTAIL OLE, while one-year data from BUTTERFLY, our two-year observational study which enrolled the first patient in August 2019 and is designed to evaluate neurodevelopmental status and change from baseline to 24 months, did not include treatment with

STK-001, showed little change from baseline to 12 months in the mean BRIEF-P Scores and other commonly used cognition assessments, as illustrated below and presented at AES, 2022.

Mean change in BRIEF-P measurements from BUTTERFLY and SWALLOWTAIL studies

Sources: Twelve-month Analysis of BUTTERFLY: An Observational Study to Investigate Cognition and Other Non-seizure Comorbidities in Children and Adolescents with Dravet Syndrome (DS) (AES 2022). SWALLOWTAIL: An Open-Label Extension (OLE) Study for Children and Adolescents with Dravet Syndrome (DS) who Previously Participated in a Study of Antisense Oligonucleotide (ASO) STK-001 (AES 2022)

We have not yet discussed with regulatory authorities the evidence necessary for approval of STK-001. However, while awaiting the new data, we are moving forward with our Phase 3 planning, including seeking advice from outside experts so that we are in a position to move quickly if the early effects we observed are replicated in a larger patient group.

Autosomal Dominant Optic Atrophy Program – STK-002

In August 2022, we announced enrollment of the first patient in our two-year prospective natural history study (FALCON) of people ages 8 to 60 who have a confirmed diagnosis of ADOA that is caused by an OPA1 mutation. The FALCON study is designed to evaluate the rate of change in structural and functional ophthalmic assessments. Data collected from FALCON will support the clinical development of STK-002. We submitted a CTA for STK-002 in the United Kingdom in January 2023 and in April 2023, we announced that we received the authorization. We plan to initiate a Phase 1/2 study of STK-002 for ADOA in the United Kingdom in early 2024.

Financial operations overview

Revenue

We currently do not have any products approved for sale and have not generated any revenue since inception through March 2023. If we are able to successfully develop, receive regulatory approval for and commercialize any of our current or future product candidates alone or in collaboration with third parties, we may generate revenue from the sales of these product candidates.

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

Pursuant to the terms of the agreement, we received an upfront payment of $60.0 million from Acadia. Acadia agreed to fund the research to identify potential licensed products for MECP2 and the neurodevelopmental target, and we will equally fund with Acadia the research to identify potential licensed products for SYNGAP1. We are eligible to receive up to $907.5 million in potential total milestone payments based upon the achievement of certain development, regulatory, first commercial sales and sales milestone events across the programs for the three targets, assuming each milestone were achieved at least once. With respect to licensed products for MECP2 and the neurodevelopmental target, we are also eligible to receive tiered royalties at percentages ranging from the mid-single digits to the mid-teens on future net sales by Acadia of licensed products worldwide. Royalties payable under the agreement are subject to standard royalty reductions. For SYNGAP1 licensed products that we are co-developing and co-commercializing, we will be responsible for 50% of the development and commercialization costs and will receive 50% of the profits from global commercialization. We are provided with a co-development and co-commercialization opt out option relating to the SYNGAP1 target indication at our discretion. Such opt-out would reduce development and commercialization milestones but would provide us with royalties on an escalating basis attributable to net sales milestones.

See Note 7—License and Collaboration Agreement with Acadia Pharmaceuticals, Inc. of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Three Months Ended March 31,
	2023	2022
STK-001	$6,077	$6,091
STK-002	2,137	1,989
SYNGAP1	75	143
MECP2	131	49
Non-program specific and unallocated research and development expenses	11,211	10,037
Total research and development expenses	$19,631	$18,309

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

Results of operations for the three months ended March 31, 2023 and 2022

The following table sets forth our results of operations:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Condensed consolidated statements of operations:
Revenue	$5,152	$3,000
Operating expenses:
Research and development	19,631	18,309
General and administrative	10,211	9,486
Total operating expenses	$29,842	$27,795
Loss from operations	$(24,690)	$(24,795)
Other income:
Interest income (expense), net	2,103	104
Other income (expense), net	42	42
Total other income	$2,145	$146
Net loss	$(22,545)	$(24,649)

Revenue

Revenue for the three months ended March 31, 2023 was $5.1 million compared to $3.0 million for the three months ended March 31, 2022, an increase of $2.1 million. Revenue is generated from satisfying contractual obligations of the collaboration and licensing agreement with Acadia Pharmaceuticals, Inc.

Research and development expenses

Research and development expenses were $19.6 million for the three months ended March 31, 2023 as compared to $18.3 million for the three months ended March 31, 2022, an increase of $1.3 million. The table below summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2023	2022
STK-001	$6,077	$6,091
STK-002	2,137	1,989
SYNGAP1	75	143
MECP2	131	49
Personnel-related expenses	8,015	6,610
Third-party services	531	899
Scientific consulting	158	300
Facilities and other research and development expenses	2,507	2,228
Total research and development expenses	$19,631	$18,309

The increase in research and development expenses were primarily attributable to an increase of $1.4 million in personnel costs resulting from an increase in headcount, an increase of $0.1 million in expenses related to our STK-001 and STK-002 programs, which is comprised of third-party services and scientific consulting fees, and an increase of $0.3 million in facilities and other research and development costs offset by a decrease of $0.5 million in external third party expense related to SYNGAP1, MECP2, and non-project specific consulting and third-party services. The increases in expense reflect the accelerating pace of research and development activities and the increases in personnel needed to support those activities.

General and administrative expenses

General and administrative expenses were $10.2 million for the three months ended March 31, 2023 as compared to $9.5 million for the three months ended March 31, 2022, an increase of $0.7 million.

The increase in general and administrative expenses were primarily attributable to an increase of $0.7 million in personnel costs.

Other income (expense)

The increase in our other income (expense) for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily reflects an increase in interest rates.

Liquidity and capital resources

Since our inception through March 31, 2023, our operations have been financed by net proceeds of $535.3 million from the sale of convertible notes payable and our convertible preferred stock, our initial public offering, follow-on offering, proceeds from the controlled equity offering sales agreements and the upfront payment from Acadia. As of March 31, 2023, we had $254.2 million in cash, cash equivalents, marketable securities, and restricted cash. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception in June 2014 and, as of March 31, 2023 and 2022, we had accumulated deficits of $319.7 million and $220.7 million, respectively. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Based upon our current operating plan, we believe that our existing cash, cash equivalents, marketable securities, and restricted cash as of March 31, 2023, will enable us to fund our operating expenses and capital expenditure requirements to the end of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global macroeconomic conditions, including inflation, changing interest rates and instability in the global banking system, and disruptions to and volatility in the credit and financial markets in the United States and worldwide. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Cash flows

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(21,356)	$32,491
Investing activities	53,085	(135,782)
Financing activities	45,054	42,507
Net increase (decrease) in cash, cash equivalents and restricted cash	$76,783	$(60,784)

Operating activities

During the three months ended March 31, 2023, cash used in operating activities was $21.4 million. This was primarily attributable to a net loss of $22.5 million, a net change of $5.9 million in our net operating assets and liabilities, offset by non-cash charges of $7.0 million for share-based compensation, depreciation, amortization and accretion of marketable securities, and reduction in the carrying amount of right of use assets.

During the three months ended March 31, 2022, cash provided by operating activities was $32.5 million. This was primarily attributable to $58.0 million in deferred revenue received as part of the Acadia collaboration and to non-cash charges of $5.8 million for share-based compensation, depreciation, amortization and accretion of marketable securities, and reduction in the carrying amount of right of use assets, offset by a net loss of $24.6 million and by a net change of $6.7 million in our other net operating assets and liabilities.

Investing activities

Our investing activities during the three months ended March 31, 2023 and 2022 have consisted of purchases of property and equipment as well as purchases and sales of marketable securities.

Financing activities

Our financing activities during the three months ended March 31, 2023 consisted of $44.7 million of net proceeds from the controlled equity offering sales agreement, $0.2 million from the exercise of stock options and $0.2 million in proceeds from our Employee Stock Purchase Plan .

Our financing activities during the three months ended March 31, 2022 consisted of $42.2 million of proceeds from the controlled equity offering sales agreement, $0.2 million in proceeds from our Employee Stock Purchase Plan and $0.1 million from the exercise of stock options.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of March 31, 2023 and the effects that such obligations are expected to have on our liquidity and cash flows in future fiscal periods:

	Payments Due by Fiscal Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$4,682	$1,902	$2,780	$—	$—
Total	$4,682	$1,902	$2,780	$—	$—

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

Commitments

Our commitments primarily consist of obligations under our agreements with CSHL and the University of Southampton. As of March 31, 2023, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6—Commitments and Contingencies of the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K filed with the SEC on March 6, 2023.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates was less than $700.0 million and its annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company as long as either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risks in the ordinary course, primarily including interest sensitivities. As of March 31, 2023 and December 31, 2022, we had cash, cash equivalents, marketable securities, and restricted cash of $254.2 million and $230.2 million respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. A hypothetical 100 basis point change in interest rates would affect the fair market value of our cash equivalents and marketable securities by approximately $2.5 million.

Inflation Risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the periods ended March 31, 2023 and 2022.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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
•
A Rare Pediatric Disease designation by the FDA does not guarantee that the new drug application (“NDA”) for the product will qualify for a priority review voucher upon approval, and it does not lead to a faster development or regulatory review process, or increase the likelihood that STK-001, STK-002 or our future product candidates will receive marketing approval.
•
A Fast Track Designation by the FDA, even if granted for STK-001, STK-002 or our future product candidates, may not lead to a faster development or regulatory review or approval process, and would not increase the likelihood that our product candidates will receive marketing approval.
•
A Breakthrough Therapy Designation by the FDA, even if granted for STK-001, STK-002 or our future product candidates may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the product candidates will receive marketing approval.

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

In addition, in November 2020, we announced the nomination of OPA1 as our next target for preclinical development to treat Autosomal Dominant Optic Atrophy (“ADOA”). In November 2021, we announced the nomination of STK-002 as the lead product candidate for the treatment of ADOA and intend to invest significant efforts and financial resources in its development. We submitted a Clinical Trial Authorization (“CTA”) application for STK-002 to the United Kingdom Medicines and Healthcare Products Regulatory Agency (the “MHRA”) in early 2023, and the MHRA authorized such CTA in April 2023, but enrollment and dosing of patients has not yet commenced. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of TANGO and our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

•
potential delays in enrollment, site visits, evaluations, or dosing of patients participating in clinical trials as hospitals face staffing shortages, whether due to labor relations or otherwise, or patients decide not to enroll in the study as a result of the COVID-19 pandemic or such staffing shortages;
•
the direct and indirect impact of COVID-19 and other macroeconomic conditions on our business and operations, third party vendors, supply chain, and regulatory approvals;
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

Many companies in the biotechnology industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and there is a high failure rate for product candidates proceeding through clinical trials. In addition, different methodologies, assumptions and applications we utilize to assess particular safety or efficacy parameters may yield different statistical results. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval. If our study data do not consistently or sufficiently demonstrate the safety or efficacy of any of our product candidates, including STK-001 for Dravet syndrome or STK-002 for ADOA, then the regulatory approvals for such product candidates could be significantly delayed as we work to meet approval requirements, or, if we are not able to meet these requirements, such approvals could be withheld or withdrawn. Regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. We cannot be certain that we will not face similar setbacks. While currently we are not experiencing any significant delays or disruptions to our clinical trials as a result of the global COVID-19 pandemic, we take into consideration that the COVID-19 pandemic may directly or indirectly impact our clinical trial enrollment, dosing, and regulatory approval timelines.

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

Clinical trials may be placed on a full or partial clinical hold by the FDA, foreign regulatory authorities, or us for various reasons, including but not limited to: deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols; deficiencies in the clinical trial operations or trial sites; deficiencies in the trial designs necessary to demonstrate efficacy; fatalities or other adverse effects arising during a clinical trial due to medical problems that may or may not be related to clinical trial treatments; the product candidates may not appear to be more effective than current therapies; the quality or stability of the product candidates may fall below acceptable standards; or the data from animal studies are not sufficient to support the anticipated exposure (dose, route of administration, and duration) for the proposed clinical trial. For example, in March 2020, we announced that the FDA had placed a partial clinical hold on doses of STK-001 above 20mg in the MONARCH study based on observations of adverse hind limb paresis in non-human primates, pending additional preclinical testing. The partial clinical hold remains in place in the MONARCH study for multiple doses above 45mg and single doses above 70mg. If the partial clinical hold is not lifted, our ability to successfully conclude the MONARCH study or other studies related to STK-001, and our business, results of operations and financial condition, may be adversely affected.

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

Prior to commercialization, STK-001, STK-002, and our other future product candidates must be approved by the FDA pursuant to a NDA in the United States and pursuant to similar marketing applications by the EMA and similar regulatory authorities outside the United States. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market STK-001, STK-002 or any of our other future product candidates from regulatory authorities in any jurisdiction. We have no experience in submitting and supporting the applications necessary to gain marketing approvals, and, in the event regulatory authorities indicate that we may submit such applications, we may be unable to do so as quickly and efficiently as desired. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process, and inspection of manufacturing facilities by the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept or file any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate.

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
•
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and
•
potential delays in enrollment, site visits, evaluations, or dosing of patients participating in the clinical trial as hospitals face staffing shortages, whether due to labor relations or otherwise, or patients decide to not enroll in the study as a result of the COVID-19 pandemic or such staffing shortages.

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

Regulatory authorities also may approve a product candidate for more limited indications than requested or they may impose significant limitations in the form of narrow indications, warnings or a risk evaluation and mitigation strategy (“REMS”). These regulatory authorities may require precautions or contra-indications with respect to conditions of use or they may grant approval subject to the performance of costly post-marketing clinical trials. In addition, regulatory authorities may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates and adversely affect our business, financial condition, results of operations and prospects. While currently we are not experiencing any significant delays or disruptions to our clinical trials as a result of hospital staffing shortages or global macroeconomic conditions, we take into consideration such shortages and conditions may directly or indirectly impact our clinical trial enrollment, dosing, and regulatory approval timelines.

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

A Fast Track Designation by the FDA, even if granted for STK-001, STK-002 or any of our future product candidates, or any use of the accelerated approval pathway, may not lead to a faster development or regulatory review or approval process, and would not increase the likelihood that our product candidates will receive marketing approval.

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

A Breakthrough Therapy Designation by the FDA even if granted for STK-001, STK-002 or any of our future product candidates may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the product candidate will receive marketing approval.

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

Public health crises, including the COVID-19 pandemic, may, directly or indirectly, adversely affect our business, results of operations and financial condition.

Our business could be materially adversely affected, directly or indirectly, by the widespread outbreak of contagious disease, including the ongoing COVID-19 pandemic and variants of COVID-19. National, state and local governments in affected regions have implemented and may continue to implement safety precautions, including quarantines, border closures, increased border controls, travel restrictions, shelter in place orders and shutdowns, business closures, cancellations of public gatherings and other measures. Organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and staying home from work. These measures are disrupting normal business operations both in and outside of affected areas and have had significant negative impacts on businesses and financial markets worldwide.

The COVID-19 pandemic, or other public health crises, could affect the health and availability of our workforce as well as those of the third parties we rely on. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to disease or illness, we may not be able to execute on our business strategy and/or our operations may be negatively impacted. We may also experience limitations in employee resources, including because of sickness of employees or their families or the desire of employees to avoid contact with individuals or large groups of people. In addition, we have experienced and may continue to experience disruptions to our business operations resulting from quarantines, self-isolations and other restrictions on the ability of our employees to perform their jobs. In addition, the impact of the COVID-19 pandemic or other public health crises could result in delays in the conduct of current and future clinical trials. Any public health crises, including COVID-19, may materially and adversely affect our business, results of operations and financial condition.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH“) and its implementing regulations, also imposes obligations, including mandatory contractual terms, on certain types of people and entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement by government authorities for new products are typically made by the CMS since it decides whether and to what extent a new product will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. However, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Further, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries.

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

In addition to CMS and private payors, professional organizations such as the American Medical Association can influence decisions about reimbursement for new products by determining standards for care. In addition, many private payors contract with commercial vendors who sell software that provide guidelines that attempt to limit utilization of, and therefore reimbursement for, certain products deemed to provide limited benefit to existing alternatives. Such organizations may set guidelines that limit reimbursement or utilization of our product candidates. Even if favorable coverage and reimbursement status is attained for one or more product candidates for which we or our collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

We rely on third parties for genetic testing, and on third party CROs, CMOs, consultants and others to design, conduct, supervise and monitor key activities relating to, discovery, manufacturing, preclinical studies and clinical trials of our product candidates, and we intend to do the same for future activities relating to existing and future programs. Because we rely on third parties and do not have the ability to conduct all required testing, discovery, manufacturing, preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of discovery, manufacturing, preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs, CMOs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties we contract with might not be diligent, careful or timely in conducting our discovery, manufacturing, preclinical studies or clinical trials, resulting in testing, discovery, manufacturing, preclinical studies or clinical trials being delayed or unsuccessful, in whole or in part. In addition, these third parties may be subject to macroeconomic conditions, such as staffing shortages and supply chain or inflationary pressures that limit their ability to achieve anticipated timelines or result in a greater cost to us. For example, we are aware of a shortage of NHPs available for preclinical studies and although that is not expected to impact our current business, if we begin new product development programs we could be subject to longer development times or difficulty completing necessary research.

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

Numerous treatments for epilepsy exist, including 5-HT agonists, such as UCB’s Fintepla, cannabidiols, such as Jazz Pharmaceuticals’ Epidiolex, GABA receptor agonists, such as clobazam and stiripentol, and glutamate blockers, which is one of the mechanisms of action of topiramate. In addition, numerous compounds are in clinical development for treatment of epilepsy. We believe the clinical development pipeline includes cannabinoids, 5-HT release stimulants, cholesterol 24-hydroxylase inhibitors, and sodium channel agonists from a variety of companies. In addition to competition from these small molecule drugs, any products we may develop may also face competition from other types of therapies, such as gene therapy, gene editing, tRNA therapies, modified mRNA therapies or other ASO approaches.

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

We have incurred net losses in each year since our inception. We incurred net losses of $22.5 million and $24.6 million, for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had accumulated deficits of $319.7 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for STK-001, STK-002 and other future product candidates, if any, and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our cash, cash equivalents, marketable securities, and restricted cash of $254.2 million as of March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements to the end of 2025. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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

We own an issued U.S. patent covering STK-001 and related compositions, an issued U.S. patent covering the mechanism of action of STK-001 and use of STK-001 for treating diseases, and two pending U.S. patent applications covering the mechanism of action of STK-001 and use of STK-001 for treating diseases. We have also in-licensed two issued U.S. patents and at least five issued foreign patents that cover the mechanism of action of STK-001, use of the mechanism for treating diseases, and related compositions. We have obtained at least ten issued foreign patents covering STK-001, related compositions and its uses and are currently pursuing patent protection for STK-001, related compositions, and its uses in several economically significant countries. With respect to STK-002, we have applied for and are currently pursuing patent protection for the mechanism of action and methods of treatment in several economically significant countries. We have also filed U.S. patent applications and foreign patent applications that specifically disclose compositions related to STK-002 and uses of those compositions. Furthermore, our in-licensed issued U.S. patents (mentioned above) cover the mechanism of action of STK-002. We cannot be certain that any of these patent applications will issue as patents, and if they do, that such patents will cover or adequately protect STK-001, STK-002 and other programs or that such patents will not be challenged, narrowed, circumvented, invalidated or held unenforceable.

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

Additionally, starting from June 1, 2023, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2008 caused extreme volatility and disruptions in the capital and credit markets. Similarly, the volatility associated with the COVID-19 pandemic caused significant instability and disruptions in the capital and credit markets and, in recent months, the global economy has been impacted by increasing interest rates and inflation, as well as the possibility of a recession or further economic downturn. Moreover, there has been recent turmoil in the global banking system. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. While we only had a minimal amount of our cash directly at SVB and, since that date, the FDIC has stated that all depositors of SVB will be made whole, there is no guarantee that the federal government would guarantee all depositors as they did with SVB depositors in the event of future bank closures, and continued instability in the banking system may adversely impact our business and financial condition. Likewise, the capital and credit markets may be adversely affected by the recent conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, global sanctions imposed in response thereto or an energy crises. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Also, hospitals and other medical facilitates face staffing shortages, whether due to labor relations or otherwise, which could potentially cause delays in enrollment, site visits, evaluations or other activities important to our research and development efforts. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

As of March 31, 2023 entities affiliated with Skorpios Trust beneficially owned 32.70% of the voting power of all outstanding shares of our common stock. As a result, these entities will have considerable influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of such entities may not be the same as or may even conflict with your interests. For example, these entities could potentially delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates was less than $700.0 million and our annual revenue was less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company as long as either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market (“Nasdaq”) and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On May 3, 2023, we entered into a Registration Rights Agreement (the “Rights Agreement”) with each of Blue Horizon Enterprise Ltd. and Ezbon International Limited (together, the “RRA Investors”). The RRA Investors acquired their shares of our common stock pursuant to a pro rata distribution for no consideration of the shares previously held by ATP Life Science Ventures, L.P. (“ATP”), and which shares were previously subject to the existing registration rights held by certain stockholders and pursuant to the Amended and Restated Investors’ Rights Agreement, dated October 22, 2018, by and among us and certain of our stockholders (the “Original Rights Agreement”). Pursuant to the Rights Agreement, the RRA Investors are entitled to certain rights with respect to the registration of their shares under the Securities Act which are substantially similar to the registration rights granted under the Original Rights Agreement.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
4.1†	Registration Rights Agreement, by and among the Registrant, Blue Horizon Enterprise Ltd. and Ezbon International Limited, dated May 3, 2023					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Inline Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

* This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

† Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOKE THERAPEUTICS, INC.

Date: May 4, 2023	By:	/s/ Edward M. Kaye, M.D.
Edward M. Kaye, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Stephen J. Tulipano
Stephen J. Tulipano
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)