Form 10-Q
period 2023-06-30
Stoke Therapeutics, Inc.
filed 2023-08-07
CIK 1623526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023 the registrant had 44,257,211 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Stoke Therapeutics, Inc.

Consolidated balance sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$192,060	$113,556
Marketable securities	39,387	116,039
Prepaid expenses	10,950	10,932
Other current assets	3,699	2,955
Interest receivable	136	588
Total current assets	$246,232	$244,070
Restricted cash	569	569
Operating lease right-of-use assets	3,646	4,753
Property and equipment, net	6,472	6,675
Total assets	$256,919	$256,067
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,556	$766
Accrued and other current liabilities	12,222	15,748
Deferred revenue - current portion	8,059	14,880
Total current liabilities	$21,837	$31,394
Deferred revenue - net of current portion	43,258	36,856
Other long term liabilities	1,629	2,968
Total long term liabilities	44,887	39,824
Total liabilities	$66,724	$71,218
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized, 44,202,997 and 39,439,575 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	540,919	483,170
Accumulated other comprehensive loss	(379)	(1,175)
Accumulated deficit	(350,349)	(297,150)
Total stockholders’ equity	$190,195	$184,849
Total liabilities and stockholders’ equity	$256,919	$256,067

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc.

Consolidated statements of operations and comprehensive loss

(in thousands, except share and per share amounts)

(unaudited)

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$(2,481)	$3,231	$2,671	$6,232
Operating expenses:
Research and development	20,551	18,358	40,182	36,668
General and administrative	10,230	10,111	20,442	19,596
Total operating expenses	30,781	28,469	60,624	56,264
Loss from operations	(33,262)	(25,238)	(57,953)	(50,032)
Other income:
Interest income (expense), net	2,567	544	4,670	648
Other income (expense), net	41	42	84	83
Total other income	2,608	586	4,754	731
Net loss	$(30,654)	$(24,652)	$(53,199)	$(49,301)
Net loss per share, basic and diluted	$(0.69)	$(0.63)	$(1.23)	$(1.29)
Weighted-average common shares outstanding, basic and diluted	44,188,464	39,258,358	43,367,032	38,358,936
Comprehensive loss:
Net loss	$(30,654)	$(24,652)	$(53,199)	$(49,301)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	219	(592)	796	(1,108)
Total other comprehensive loss	$219	$(592)	$796	$(1,108)
Comprehensive loss	$(30,435)	$(25,244)	$(52,403)	$(50,409)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc.

Consolidated statements of stockholders’ equity

(in thousands, except share and per share amounts)

(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2021	36,902,499	$4	$414,024	$(168)	$(196,083)	$217,777
Net loss	—	—	—	—	(24,649)	(24,649)
Unrealized loss on marketable securities	—	—	—	(516)	—	(516)
Stock-based compensation	—	—	4,975	—	—	4,975
Issuance of common stock upon exercise of stock options	53,377	—	93	—	—	93
Shares sold as part of controlled equity offering sales agreement	2,080,486	—	42,128	—	—	42,128
Issuance of common stock related to employee stock purchase plan	8,307	—	169	—	—	169
Balance as of March 31, 2022	39,044,669	$4	$461,389	$(684)	$(220,732)	$239,977
Net loss	—	—	—	—	(24,652)	(24,652)
Unrealized loss on marketable securities	—	—	—	(592)	—	(592)
Stock-based compensation	—	—	6,163	—	—	6,163
Issuance of common stock upon exercise of stock options	194,498	—	326	—	—	326
Shares sold as part of controlled equity offering sales agreement	143,300	—	3,099	—	—	3,099
Balance as of June 30, 2022	39,382,467	$4	$470,977	$(1,276)	$(245,384)	$224,321

Balance as of December 31, 2022	39,439,575	$4	$483,170	$(1,175)	$(297,150)	$184,849
Net loss	—	—	—	—	(22,545)	(22,545)
Unrealized gain on marketable securities	—	—	—	577	—	577
Stock-based compensation	—	—	5,887	—	—	5,887
Issuance of common stock upon exercise of stock options	80,611	—	158	—	—	158
Shares sold as part of controlled equity offering sales agreements	4,635,353	—	44,743	—	—	44,743
Issuance of common stock related to employee stock purchase plan	19,550	—	153	—	—	153
Balance as of March 31, 2023	44,175,089	$4	$534,111	$(598)	$(319,695)	$213,822
Net loss	—	—	—	—	(30,654)	(30,654)
Unrealized gain on marketable securities	—	—	—	219	—	219
Stock-based compensation	—	—	6,760	—	—	6,760
Issuance of common stock upon exercise of stock options	27,908	—	48	—	—	48
Balance as of June 30, 2023	44,202,997	$4	$540,919	$(379)	$(350,349)	$190,195

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc.

Consolidated statements of cash flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(53,199)	$(49,301)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,208	549
Amortization and accretion of marketable securities	(114)	42
Stock-based compensation	12,647	11,138
Reduction in the carrying amount of right of use assets	1,106	910
Changes in assets and liabilities:
Prepaid expenses and other current assets	(310)	(4,236)
Accounts payable and accrued liabilities	(4,076)	(2,383)
Deferred revenue	(418)	55,844
Net cash (used in) provided by operating activities	(43,156)	12,563
Cash flows from investing activities:
Purchases of marketable securities	—	(196,484)
Purchases of property and equipment	(1,004)	(1,523)
Sales of marketable securities	77,562	62,371
Net cash provided by (used in) investing activities	76,558	(135,636)
Cash flows from financing activities:
Proceeds from Employee Stock Purchase Plan	206	169
Proceeds from issuance of common stock upon exercise of stock options	153	419
Proceeds from controlled equity offering sales agreements	44,743	45,344
Net cash provided by financing activities	45,102	45,932
Net increase (decrease) in cash, cash equivalents and restricted cash	78,504	(77,141)
Cash, cash equivalents and restricted cash—beginning of period	114,125	145,464
Cash, cash equivalents and restricted cash—end of period	$192,629	$68,323

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets recognized in exchange for operating leases	$—	$1,802
Property and equipment included in accrued expense and accounts payable	$—	$754

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

Shelf Registration

In May 2022, the Company filed a universal Shelf Registration statement on Form S-3 (the “Registration Statement”) with the SEC. The Registration Statement was declared effective by the SEC on May 31, 2022, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $400,000,000 of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150,000,000 of its common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (“Sales Agreement”). The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The $150,000,000 of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $400,000,000 of securities that may be offered, issued and sold by the Company under the base prospectus. As of June 30, 2023, the Company had issued approximately 4.6 million shares of common stock pursuant to the Sales Agreement for net proceeds of $44.7 million.

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

Liquidity

The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of the issuance date of these unaudited consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these unaudited consolidated financial statements.

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

Unaudited interim financial information

The accompanying interim unaudited consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and related notes as of and for the year ended December 31, 2022, which was filed with the SEC on March 6, 2023. The Company’s financial information as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet information as of December 31, 2022 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

At June 30, 2023, restricted cash consisted of money market accounts collateralizing letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities.

Cash and cash equivalents, and restricted cash in the consolidated statements of cash flows consists of the following (in thousands):

	As of June 30,
	2023	2022
Cash and cash equivalents	$192,060	$67,754
Restricted cash - long-term	569	569
Total cash, cash equivalents and restricted cash	$192,629	$68,323

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

3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair value measurements as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$189,110	$—	$—	$189,110
Total	$189,110	$—	$—	$189,110

Marketable Securities:
Corporate bonds	$—	$—	$—	$—
Commercial paper	—	—	—	—
US Government debt securities	—	39,387	—	39,387
Total	$—	$39,387	$—	$39,387

	Fair value measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$111,927	$—	$—	$111,927
Total	$111,927	$—	$—	$111,927

Marketable Securities:
Corporate bonds	$—	$34,527	$—	$34,527
Commercial paper	—	7,978	—	7,978
US Government debt securities	—	73,534	—	73,534
Total	$—	$116,039	$—	$116,039

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy. The carrying value of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the consolidated balance sheets as of June 30, 2023 and December 31, 2022.

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

4. Marketable securities

The following table summarizes the Company’s marketable securities as of June 30, 2023 (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$—	$—	$—	$—
Commercial paper	—	—	—	—
US Government debt securities	39,766	—	(379)	39,387
Total	$39,766	$—	$(379)	$39,387

The following table summarizes the Company’s marketable securities as of December 31, 2022 (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$34,662	$—	$(135)	$34,527
Commercial paper	8,019	—	(41)	7,978
US Government debt securities	74,533	—	(999)	73,534
Total	$117,214	$—	$(1,175)	$116,039

The weighted average maturity of the Company’s marketable securities as of June 30, 2023 ranged from approximately 0.09 years to 0.67 years. As of December 31, 2022, the weighted average maturity of the Company’s marketable securities ranged from approximately 0.18 years to 0.49 years.

The Company did not record an allowance for credit losses as of June 30, 2023 related to its marketable securities. Further, given the lack of significant change in the credit risk of these investments, the Company did not recognize any other-than-temporary impairment losses.

5. Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued employee compensation costs	$3,170	$5,754
Accrued professional costs	796	525
Accrued research and development costs	5,103	6,601
Current portion of operating lease liabilities	2,450	2,359
Other current liabilities	703	509
	$12,222	$15,748

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

Future minimum lease payments under non-cancellable leases as of June 30, 2023 were as follows (in thousands):

2023	$1,269
2024	2,608
2025	172
Total lease payments	$4,049
Less imputed interest	(137)
Present value of lease liabilities	$3,912

Lease balances as of June 30, 2023 were as follows (in thousands):

Operating right-of-use assets	$3,646
Current portion of operating lease liabilities	$2,450
Non-current portion of operating lease liabilities	1,462
Total operating lease liabilities	$3,912

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases as of June 30, 2023 were as follows:

Weighted average remaining lease term in years	1.6
Weighted average discount rate	4.70%

Lease expense incurred under operating leases was $0.6 million for the three months ended June 30, 2023 and for the three months ended June 30, 2022 was $0.6 million. Lease expenses incurred in the six months ended June 30, 2023 were $1.2 million and for the six months ended June 30, 2022 were $1.0 million.

Scientific advisory board agreement

In June 2020, the Company entered into a scientific advisory board agreement with a member of the Company’s board of directors, who is also an employee of Cold Spring Harbor Laboratory (“CSHL”), to provide scientific advisory services related to the Company’s Targeted Augmentation of Nuclear Gene Output (“TANGO”) antisense oligonucleotide technology and other antisense oligonucleotide technologies, as well as current and future therapeutic targets and programs. Following the expiration of the initial scientific agreement in June 2021 and a renewal agreement in June 2022, the parties entered into subsequent scientific board agreements on substantially the same terms. The Company did not recognize any expense in the three months and six months periods ended June 30, 2023, compared to $0.01 million for the three months ended June 30, 2022 and $0.02 million for the six months ended June 30, 2022 for such scientific advisory services. The agreement has expired with no renewal put in place.

License and research agreements

In July 2015, the Company entered into a worldwide license agreement with CSHL (the “CSHL Agreement”), with respect to TANGO patents. Under the CSHL Agreement, the Company received an exclusive (except with respect to certain government rights and non-exclusive licenses), worldwide license under certain patents and applications relating to TANGO. The CSHL Agreement obligated the Company to make payments that are contingent upon certain milestones being achieved. The Company was also required to pay royalties, tiered based on the scope of patent coverage for each licensed product, ranging from a low-single digit percentage to a mid-single digit percentage on annual net sales. These royalty obligations applied on a licensed product-by-licensed product and country-by-country basis until the latest of (i) the expiration of the last valid claim of a CSHL patent covering the applicable licensed product or (ii) the expiration of any regulatory exclusivity for the applicable licensed product. In addition, if the Company sublicensed the rights under the CSHL Agreement, it was required to pay a maximum of twenty percent of the sublicense revenue to CSHL, which may have been reduced to a mid-teens or a mid-single digit percentage upon achievement of certain clinical milestones for the applicable licensed product. Finally, the Company was required to pay an annual license maintenance fee of $0.01 million, which amount is creditable against any owed royalty or milestone payments. The maximum aggregate potential milestone payments payable totaled approximately $0.90 million. Additionally, certain licenses under the CSHL Agreement required the Company to reimburse CSHL for certain past and ongoing patent related expenses, however there were no expenses related to these reimbursable patent costs during the years ended December 31, 2022 and 2021. After the completion of a 90-day waiting period, in May 2023 the Company terminated the CSHL Agreement. The Company does not expect the termination of the CSHL Agreement to have a significant impact on the intellectual property underlying any of its current product candidates, including STK-001 and STK-002, or its continued development of the TANGO platform.

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton (the “Southampton Agreement”), whereby the Company acquired rights to foundational technologies related to the Company’s TANGO technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. As of June 30, 2023, the Company had paid $0.70 million under the Southampton Agreement as a result of entering into the Acadia Pharmaceuticals Inc. license and collaboration agreement in January 2022 (see Note 7). Additionally, certain licenses under the Southampton Agreement require the Company to reimburse the University of Southampton for certain past and ongoing patent related expenses. For the three months ended June 30, 2023 these expenses were $0.10 million compared to $0.06 million for the three months ended June 30, 2022, and for the six months ended June 30, 2023 these expenses were $0.14 million compared to $0.14 million for the six months ended June 30, 2022.

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

During the quarter ended June 30, 2023, the Company updated its estimate of the total effort it expected to expend to satisfy its performance obligations under the Acadia collaboration. As a result, the Company recorded a cumulative catch-up adjustment of $(5.3) million which resulted in a reversal of revenue during the quarter ended June 30, 2023. The adjustment was recorded because the total cost to complete the work associated with the three targets increased.

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

As of June 30, 2023, the Company had $51.3 million in upfront consideration associated with the Acadia agreement relating to performance obligations that are unsatisfied or partially unsatisfied.

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

In April 2023, the Company’s board of directors adopted the Stoke Therapeutics, Inc. 2023 Inducement Plan (the “2023 Plan”). As permitted by Nasdaq stock market rules, the Company’s stockholders were not required to approve the Inducement Plan. The Inducement Plan provides for up to 1,000,000 shares of the Company’s common stock under awards granted to newly hired employees. An “award” is any right to receive common stock of the Company through nonstatutory stock options or restricted stock units.

As of June 30, 2023, there were no shares available for future issuance under the 2014 Plan, 536,764 shares were available under the 2019 Plan and 973,100 shares were available under the 2023 Plan.

During the three months ended June 30, 2023, the Company granted options to purchase 281,587 shares of common stock to its employees. The options vest up to four years and are exercisable at a per share price equal to the fair value of the common stock on the grant date. During the three months ended June 30, 2023, the Company did not grant any restricted stock units to its employees.

Stock-based compensation

As of June 30, 2023, there was $55.6 million of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the 2019 and 2023 Plans. The compensation is expected to be recognized over a weighted average period of 3.71 years as of June 30, 2023.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Research and development	$2,776	$2,391	$5,031	$4,287
General and administrative	3,984	3,772	7,616	6,851
	$6,760	$6,163	$12,647	$11,138

2019 Employee stock purchase plan

In June 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective on June 18, 2019. The Company initially reserved 315,000 shares of common stock for sale under the ESPP. At June 30, 2023, the Company had 1,334,449 shares available for issuance under the ESPP plan. The average grant date fair value per share under the ESPP plan was $9.09 for 2023. The total ESPP stock-based compensation expense for the three and six months ended June 30, 2023 was $0.1 million and $0.2 million, respectively, and for the three and six months ended June 30, 2022 was $0.1 million and $0.2 million, respectively. The number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years following the first offering date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or a lower amount determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP will not exceed 3,150,000 shares of the Company’s common stock.

9. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(30,654)	$(24,652)	$(53,199)	$(49,301)
Denominator:
Weighted-average number of common shares, basic and diluted	44,188,464	39,258,358	43,367,032	38,358,936
Net loss per share, basic and diluted	$(0.69)	$(0.63)	$(1.23)	$(1.29)

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

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share indicated because including them would have had an anti-dilutive effect:

	June 30,
	2023	2022
Outstanding options to purchase common stock/restricted stock units	10,225,504	7,493,174

10. Income taxes

The Company did not record an income tax benefit in its consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets as of June 30, 2023 and December 31, 2022, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company did not record any amounts for unrecognized tax benefits as of June 30, 2023 or December 31, 2022.

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

We are also pursuing treatment for a second haploinsufficient disease, autosomal dominant optic atrophy (“ADOA”), the most common inherited optic nerve disorder. STK-002 is our lead clinical candidate for the treatment of ADOA. STK-002 is designed to upregulate OPA1 protein expression by leveraging the non-mutant (wild-type) copy of the OPA1 gene to restore OPA1 protein expression with the aim to stop or slow vision loss in patients with ADOA. We submitted a CTA for STK-002 in the United Kingdom in January 2023 and in April 2023, we announced that we received authorization. We plan to initiate a Phase 1 study for ADOA in the United Kingdom in early 2024.

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

In May 2022, we filed an additional universal Shelf Registration statement on Form S-3 (the “Registration Statement”) with the SEC. The Registration Statement was declared effective by the SEC on May 31, 2022, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by us of up to a maximum aggregate offering price of $400,000,000 of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150,000,000 of common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (“Sales Agreement”). The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The $150,000,000 of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $400,000,000 of securities that may be offered, issued and sold by us under the base prospectus. As of June 30, 2023, we had issued approximately 4.6 million shares of common stock pursuant to the Sales Agreement for net proceeds of $44.7 million.

As of June 30, 2023 and December 31, 2022 we had $231.4 million and $229.6 million, respectively, in cash, cash equivalents and marketable securities.

Since inception, we have had operating losses, the majority of which are attributable to research and development activities. Our net losses were $30.7 million and $24.7 million for the three months ended June 30, 2023 and 2022, respectively and $53.2 million and $49.3 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $350.3 million.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2023, will enable us to fund our operating expenses and capital expenditure requirements to the end of 2025. To date, we have not had any products approved for sale and have not generated any product sales. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

Program Update

Dravet Syndrome Program – STK-001

In July 2023, we announced positive new safety and efficacy data from patients treated with STK-001 in the two ongoing Phase 1/2a studies (MONARCH and ADMIRAL) and the SWALLOWTAIL open-label extension (OLE) study in children and adolescents with Dravet syndrome. These new data suggest clinical benefit for patients 2 to 18 years of age treated with multiple doses of STK-001. The observed reductions in convulsive seizure frequency as well as substantial improvements in cognition and behavior support the potential for disease modification in a highly refractory patient population.

The pooled data from the Phase 1/2a studies showed that, as of the time of the analysis, single and multiple doses of STK-001 up to 70mg were generally well-tolerated. Approximately 32% (24 of 74) of patients experienced a treatment-emergent adverse event (“TEAE”) related to the study drug. The most common TEAEs related to the study drug were CSF protein elevations, vomiting and irritability. Additionally, approximately 20% (15 of 74) of patients had a treatment-emergent serious adverse event (“TESAE”). The TESAEs experienced by 14 of the 15 patients were not considered related to study drug. One patient who received STK-001 experienced Suspected Unexpected Serious Adverse Reactions (SUSARs) that were attributed by the investigator to STK-001. That patient went on to complete the study. Subsequently, the study protocol for ADMIRAL was amended to allow investigators to decide whether to administer 2 or 3 doses of STK-001 (70mg) in the ADMIRAL study before patients would be eligible to enroll in the LONGWING OLE.

Safety findings from patients who continued treatment in SWALLOWTAIL OLE (n=44) were consistent with the findings from MONARCH and ADMIRAL, with the exception of a greater incidence of CSF protein elevation. In SWALLOWTAIL, 64% (28 of 44) of patients had at least one CSF protein value >50 mg/dL. No clinical manifestations have been observed in these patients, although one patient discontinued study treatment due to elevated CSF protein levels.

The combined efficacy analysis reported was based on clinically evaluable data from 45 patients who were treated with multiple doses (30mg , 45mg, 70 mg) in one of the two ongoing Phase 1/2a studies (MONARCH and ADMIRAL). The greatest initial benefit has been observed among the small number of patients treated with two or three doses of 70mg in the ADMIRAL study, as illustrated below and in the following table:

MONARCH & ADMIRAL Patients (All Ages) Combined by Cohort

Reductions in Convulsive Seizure Frequency Were Observed Across Dose Cohorts*

Median % Reduction from Baseline in Convulsive Seizure Frequency	30mg MAD (3 doses, n=18)	45mg MAD (3 doses, n=16)	70mg MAD** (3 doses, n=5) (2 doses, n=6)
At 3 Months Post Last Dose	27% (n=16)	19% (n=14)	80% (n=6†)
At 6 Months Post Last Dose	4% (n=13)	45% (n=8)	89% (n=3†)
Day 29 Through 3 Months Post Last Dose	28% (n=17)	18% (n=16)	42% (n=8†)
Day 29 Through 6 Months Post Last Dose	24% (n=16)	26% (n=14)	42% (n=6†)

* Patient numbers were primarily variable due to the fact that patients with ≥50% of the data points in each time period were included in the applicable “through” cohort (bottom two data rows), even if the patient had not yet reached the last timepoint in the time period.

** ADMIRAL patients only. The MONARCH study is evaluating single doses of 70mg and data from this cohort are not yet available.

†5/6 patients (at 3 months), 3/3 patients (at 6 months), 5/8 patients (day 29 through 3 months) and 5/6 patients (day 29 through 6 months) post last dose were treated with 3 doses of 70mg.

Following treatment in the Phase 1/2a MONARCH study, patients who meet study entry criteria are eligible to continue treatment with STK-001 in SWALLOWTAIL. An analysis of a subset of these patients was performed to assess the potential impact of ongoing treatment with STK-001. This analysis was based only on the group of patients who received a cumulative total dose of at least 30mg of STK-001 in MONARCH and then continued treatment in SWALLOWTAIL with 30mg or 45mg doses every four months. Twenty-six patients met these criteria when they began treatment in SWALLOWTAIL.

Data from this analysis provide evidence of the potential for disease modification with ongoing treatment of STK-001. Durable reductions in seizure frequency were observed throughout the course of treatment as illustrated below.

SWALLOWTAIL: Median Percent Change from Baseline in Convulsive Seizure Frequency

Data from a mixed model repeated measures (MMRM) analysis indicated substantial improvements from baseline through 12 months in multiple assessments of cognition and behavior, including: expressive and receptive communication as measured by the Vineland Adaptive Behavior Scale (VABS-III), gross motor skills as measured by VABS-III, executive function as measured by the BRIEF-P, and Global Impression of Change scores as reported by caregivers and clinicians. Data from the Company’s BUTTERFLY natural history study showed little to no change in these assessments among patients treated with currently available anti-seizure medicines. The following figures illustrate these findings.

SWALLOWTAIL: Change in Growth Scale Values (GSVs) from Baseline in Receptive and Expressive Communication as measured by the VABS-III

SWALLOWTAIL: Change in Growth Scale Values (GSVs) from Baseline in Gross Motor Skills as measured by the VABS-III

SWALLOWTAIL: Percent Change in Global Executive Composite as Measured by the BRIEF-P

SWALLOWTAIL: Clinical and Caregiver Global Impression of Change

We anticipate additional data in in the first quarter of 2024 upon completion of the Phase 1/2a studies.

Autosomal Dominant Optic Atrophy Program – STK-002

In June 2023, we completed enrollment (n=48) across 10 sites in the U.S., U.K., Italy and Denmark in our two-year prospective natural history study (FALCON) of people ages 8 to 60 who have a confirmed diagnosis of ADOA that is caused by anOPA1 mutation. The FALCON study is designed to evaluate the rate of change in structural and functional ophthalmic assessments. Data collected from the FALCON study will support the clinical development of STK-002.

Financial operations overview

Revenue

We currently do not have any products approved for sale and have not generated any revenue since inception through June 2023. If we are able to successfully develop, receive regulatory approval for and commercialize any of our current or future product candidates alone or in collaboration with third parties, we may generate revenue from the sales of these product candidates.

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

During the quarter ended June 30, 2023, we updated the estimate of the total effort we expected to expend to satisfy our performance obligations under the Acadia collaboration. As a result, we recorded a cumulative catch-up adjustment of $(5.3) million which resulted in a reversal of revenue during the quarter ended June 30, 2023. The adjustment was recorded because the total cost to complete the work associated with the three targets increased.

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

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
STK-001	$7,055	$5,211	$13,132	$11,302
STK-002	1,552	2,076	$3,689	4,065
SYNGAP1	25	45	$101	188
MECP2	277	361	$408	410
Non-program specific and unallocated research and development expenses	11,642	10,665	$22,852	20,703
Total research and development expenses	$20,551	$18,358	$40,182	$36,668

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

Results of operations for the three months ended June 30, 2023 and 2022

The following table sets forth our results of operations:

	Three months ended June 30,
	2023	2022
	(in thousands)
Condensed consolidated statements of operations:
Revenue	$(2,481)	$3,231
Operating expenses:
Research and development	20,551	18,358
General and administrative	10,230	10,111
Total operating expenses	30,781	28,469
Loss from operations	(33,262)	(25,238)
Other income:
Interest income (expense), net	2,567	544
Other income (expense), net	41	42
Total other income	$2,608	$586
Net loss	$(30,654)	$(24,652)

Revenue

Revenue for the three months ended June 30, 2023 was $(2.5) million compared to $3.2 million for the three months ended June 30, 2022, a decrease of $5.7 million. Revenue is generated from satisfying contractual obligations of the collaboration and licensing agreement with Acadia Pharmaceuticals, Inc.

During the quarter ended June 30, 2023, we updated the estimate of the total effort we expected to expend to satisfy our performance obligations under the Acadia collaboration. As a result, we recorded a cumulative catch-up adjustment of $(5.3) million which resulted in a reversal of revenue during the quarter ended June 30, 2023. The adjustment was recorded because the total cost to complete the work associated with the three targets increased.

Research and development expenses

Research and development expenses were $20.6 million for the three months ended June 30, 2023 as compared to $18.4 million for the three months ended June 30, 2022, an increase of $2.2 million. The table below summarizes our research and development expenses (in thousands):

	Three months ended June 30,
	2023	2022
STK-001	$7,055	$5,211
STK-002	1,552	2,076
SYNGAP1	25	45
MECP2	277	361
Personnel-related expenses	8,274	7,494
Third-party services	604	515
Scientific consulting	146	240
Facilities and other research and development expenses	2,618	2,416
Total research and development expenses	$20,551	$18,358

The increase in research and development expenses were primarily attributable to an increase of $1.8 million in expenses related to our STK-001 program, which is comprised of third-party services and scientific consulting fees, an increase of $0.8 million in personnel costs resulting from an increase in headcount, and an increase of $0.2 million in facilities and other research and development costs offset by a decrease of $0.5 million in expenses related to our STK-002 program, which is comprised of third-party services and scientific consulting fees, and a decrease of $0.1 million in external third-party expenses related to SYNGAP1, MECP2, and non-project specific consulting and third-party services. The increase in expenses reflects the accelerating pace of research and development activities and the increases in personnel needed to support those activities.

General and administrative expenses

General and administrative expenses were $10.2 million for the three months ended June 30, 2023 as compared to $10.1 million for the three months ended June 30, 2022, an increase of $0.1 million.

The increase in general and administrative expenses were primarily attributable to an increase of $0.5 million in personnel costs offset by a decrease of $0.4 million in all other general and administrative expenses.

Other income (expense)

The increase in our other income (expense) for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily reflects an increase in interest rates.

Results of operations for the six months ended June 30, 2023 and 2022

The following table sets forth our results of operations:

	Six months ended June 30,
	2023	2022
	(in thousands)
Condensed consolidated statements of operations:
Revenue	$2,671	$6,232
Operating expenses:
Research and development	40,182	36,668
General and administrative	20,442	19,596
Total operating expenses	60,624	56,264
Loss from operations	(57,953)	(50,032)
Other income:
Interest income (expense), net	4,670	648
Other income (expense), net	84	83
Total other income	$4,754	$731
Net loss	$(53,199)	$(49,301)

Revenue

Revenue for the six months ended June 30, 2023 was $2.7 million compared to $6.2 million for the six months ended June 30, 2022, a decrease of $3.5 million. Revenue is generated from satisfying contractual obligations of the collaboration and licensing agreement with Acadia Pharmaceuticals, Inc.

Research and development expenses

Research and development expenses were $40.2 million for the six months ended June 30, 2023 as compared to $36.7 million for the six months ended June 30, 2022, an increase of $3.5 million. The table below summarizes our research and development expenses (in thousands):

	Six months ended June 30,
	2023	2022
STK-001	$13,132	$11,302
STK-002	3,689	4,065
SYNGAP1	101	188
MECP2	408	410
Personnel-related expenses	16,289	14,104
Third-party services	1,135	1,414
Scientific consulting	298	540
Facilities and other research and development expenses	5,130	4,645
Total research and development expenses	$40,182	$36,668

The increase in research and development expenses were primarily attributable to an increase of $2.2 million in personnel costs resulting from an increase in headcount, an increase of $1.8 million in expenses related to our STK-001 program, which is comprised of third-party services and scientific consulting fees, and an increase of $0.5 million in facilities and other research and development costs offset by a decrease of $0.4 million in expenses related to our STK-002 program, which is comprised of third-party services and scientific consulting fees, and a decrease of $0.6 million in external third-party expenses related to SYNGAP1, MECP2, and non-project specific consulting and third-party services. The increase in expenses reflects the accelerating pace of research and development activities and the increases in personnel needed to support those activities.

General and administrative expenses

General and administrative expenses were $20.4 million for the six months ended June 30, 2023 as compared to $19.6 million for the six months ended June 30, 2022, an increase of $0.8 million.

The increase in general and administrative expenses were primarily attributable to an increase of $1.2 million in personnel costs resulting from annual compensation increases and stock compensation expense, offset by a decrease of $0.4 million in third-party services to support our in-house personnel in various aspects of developing and supporting the business including human resources, information technology, audit, tax, public relations, communications and other general and administrative activities and expenses including stock compensation expense.

Other income (expense)

The change in our other income (expense) for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily reflects an increase in marketable securities balances as well as increased interest rates.

Liquidity and capital resources

Since our inception through June 30, 2023, our operations have been financed by net proceeds of $535.3 million from the sale of convertible notes payable and our convertible preferred stock, our initial public offering, follow-on offering, proceeds from the controlled equity offering sales agreements and the upfront payment from Acadia. As of June 30, 2023, we had $231.4 million in cash, cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception in June 2014 and, as of June 30, 2023 and 2022, we had accumulated deficits of $350.3 million and $245.4 million, respectively. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2023, will enable us to fund our operating expenses and capital expenditure requirements to the end of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global macroeconomic conditions, including inflation, changing interest rates and instability in the global banking system, and disruptions to and volatility in the credit and financial markets in the United States and worldwide. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Cash flows

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(43,156)	$12,563
Investing activities	76,558	(135,636)
Financing activities	45,102	45,932
Net increase (decrease) in cash, cash equivalents and restricted cash	$78,504	$(77,141)

Operating activities

During the six months ended June 30, 2023, cash used in operating activities was $43.2 million. This was primarily attributable to a net loss of $53.2 million, a net change of $4.8 million in our net operating assets and liabilities, offset by non-cash charges of $14.8 million for share-based compensation, depreciation, amortization and accretion of marketable securities, and reduction in the carrying amount of right of use assets.

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

Investing activities

Our investing activities during the six months ended June 30, 2023 and 2022 have consisted of purchases of property and equipment as well as purchases and sales of marketable securities.

Financing activities

Our financing activities during the six months ended June 30, 2023 consisted of $44.7 million of net proceeds from the controlled equity offering sales agreement, $0.2 million from the exercise of stock options and $0.2 million in proceeds from our Employee Stock Purchase Plan.

Our financing activities during the six months ended June 30, 2022 consisted of $45.3 million of net proceeds from the controlled equity offering sales agreements, $0.4 million from the exercise of stock options and $0.2 million in proceeds from our Employee Stock Purchase Plan.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of June 30, 2023 and the effects that such obligations are expected to have on our liquidity and cash flows in future fiscal periods:

	Payments Due by Fiscal Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$4,049	$1,269	$2,780	$—	$—
Total	$4,049	$1,269	$2,780	$—	$—

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

Commitments

Our commitments primarily consist of obligations under our agreement with the University of Southampton. As of June 30, 2023, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6—Commitments and Contingencies of the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risks in the ordinary course, primarily including interest sensitivities. As of June 30, 2023 and December 31, 2022, we had cash, cash equivalents and marketable securities of $231.4 million and $229.6 million respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. A hypothetical 100 basis point change in interest rates would affect the fair market value of our cash equivalents and marketable securities by approximately $2.3 million.

Inflation Risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the periods ended June 30, 2023 and 2022.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred net losses in each year since our inception. We incurred net losses of $30.7 million and $24.7 million, for the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had accumulated deficits of $350.3 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for STK-001, STK-002 and other future product candidates, if any, and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our cash, cash equivalents and marketable securities of $231.4 million as of June 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements to the end of 2025. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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

For example, we are a party to a license agreement with the University of Southampton, pursuant to which we in-license key patents and patent applications for our TANGO platform, STK-001, STK-002 and our future product candidates. For more information regarding the agreement, please see “Business—License and research agreements.” The agreement imposes various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensor may have the right to terminate our license, in which event we would not be able to develop or market our TANGO platform, STK-001, STK-002 or any other technology or product candidates covered by the intellectual property licensed under the agreement. In addition, we may need to obtain additional licenses from our existing licensor and others to advance our research or allow commercialization of product candidates we may develop. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. In either event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology or product candidates.

If we or our existing or future licensors fail to adequately protect our licensed intellectual property, our ability to commercialize product candidates could suffer. We do not have complete control over the maintenance, prosecution and litigation of our in-licensed patents and patent applications and may have limited control over future intellectual property that may be in-licensed. For example, we cannot be certain that activities such as the maintenance and prosecution by our existing or future licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. It is possible that our existing or future licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves, or may not be conducted in accordance with our best interests.

Furthermore, inventions contained within some of our existing or future in-licensed patents and patent applications may be made using U.S. government funding or other non-governmental funding. We rely on our existing or future licensors to ensure compliance with applicable obligations arising from such funding, such as timely reporting, an obligation associated with in-licensed patents and patent applications. The failure of our existing or future licensors to meet their obligations may lead to a loss of rights or the unenforceability of relevant patents. For example, the government could have certain rights in such in-licensed patents, including a non-exclusive license authorizing the government to use the invention or to have others use the invention on its behalf for non-commercial purposes. If the U.S. government then decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. These rights may also permit the government to exercise march-in rights to use or allow third parties to use the technology covered by such in-licensed patents. The government may also exercise its march-in rights if it determines that action is necessary because we or our licensors failed to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such in-licensed government-funded inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States. Any of the foregoing could harm our business, financial condition, results of operations, and prospects significantly.

In addition, the resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant patents, know-how and proprietary technology, or increase what we believe to be our financial or other obligations under the relevant agreement. Disputes that may arise between us and our existing or future licensors regarding intellectual property subject to a license agreement could include disputes regarding:

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

Moreover, our agreements with certain of our third-party research partners provide that improvements developed in the course of our relationship may be owned solely by either us or our third-party research partner, or jointly between us and the third party. If we determine that rights to such improvements owned solely by a research partner or other third party with whom we collaborate are necessary to commercialize our drug candidates or maintain our competitive advantage, we may need to obtain a license from such third party in order to use the improvements and continue developing, manufacturing or marketing our drug candidates. We may not be able to obtain such a license on an exclusive basis, on commercially reasonable terms, or at all, which could prevent us from commercializing our drug candidates or allow our competitors or others the chance to access technology that is important to our business. We also may need the cooperation of any co-owners of our intellectual property in order to enforce such intellectual property against third parties, and such cooperation may not be provided to us.

Our owned and in-licensed patents and patent applications may not provide sufficient protection of our TANGO platform, our STK-001 and STK-002 product candidates, and our future product candidates or result in any competitive advantage.

We own an issued U.S. patent covering STK-001 and related compositions, an issued U.S. patent covering the mechanism of action of STK-001 and use of STK-001 for treating diseases, and two pending U.S. patent applications covering the mechanism of action of STK-001 and use of STK-001 for treating diseases. We have also in-licensed two issued U.S. patents and at least six issued foreign patents that cover the mechanism of action of STK-001, use of the mechanism for treating diseases, and related compositions. We have obtained at least twelve issued foreign patents covering STK-001, related compositions and its uses and are currently pursuing patent protection for STK-001, related compositions, and its uses in several economically significant countries. With respect to

STK-002, we have applied for and are currently pursuing patent protection for the mechanism of action and methods of treatment in several economically significant countries. We have also filed U.S. patent applications and foreign patent applications that specifically disclose compositions related to STK-002 and uses of those compositions. Furthermore, our in-licensed issued U.S. patents (mentioned above) cover the mechanism of action of STK-002. We cannot be certain that any of these patent applications will issue as patents, and if they do, that such patents will cover or adequately protect STK-001, STK-002 and other programs or that such patents will not be challenged, narrowed, circumvented, invalidated or held unenforceable.

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

Likewise, our currently owned and in-licensed patents and patent applications, if issued as patents, directed to our proprietary technologies and our product candidates are expected to expire from 2035 through 2044, without taking into account any possible patent term adjustments or extensions. Our earliest in-licensed patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Additionally, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of the pending patent applications we own or in-license currently or in the future. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, financial condition, results of operations and prospects.

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

We seek to expand our product candidate pipeline in part by in-licensing the rights to key technologies, including those related to specific gene targets which may be upregulated by TANGO. The future growth of our business will depend in part on our ability to in-license or otherwise acquire the rights to additional product candidates and technologies. Although we have succeeded in licensing technologies from the University of Southampton in the past, we cannot assure you that we will be able to in-license or acquire the rights to any product candidates or technologies from third parties on acceptable terms or at all.

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

Additionally, starting from June 1, 2023, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

As of June 30, 2023 entities affiliated with Skorpios Trust beneficially owned 32.68% of the voting power of all outstanding shares of our common stock. As a result, these entities will have considerable influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of such entities may not be the same as or may even conflict with your interests. For example, these entities could potentially delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

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

STOKE THERAPEUTICS, INC.

Date: August 7, 2023	By:	/s/ Edward M. Kaye, M.D.
Edward M. Kaye, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2023	By:	/s/ Stephen J. Tulipano
Stephen J. Tulipano
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)