Form 10-Q
period 2023-09-30
Stoke Therapeutics, Inc.
filed 2023-11-07
CIK 1623526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 30, 2023 the registrant had 44,653,782 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the direct and indirect impact of inflation, interest rates, foreign currency exchange rates, instability in the global banking system, geopolitical conflict and macroeconomic conditions, including as a result of a potential temporary federal government shutdown, on our business, financial condition and operations, including on our expenses, supply chain, strategic partners, research and development costs, clinical trials and employees;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Stoke Therapeutics, Inc.

Consolidated balance sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$189,977	$113,556
Marketable securities	24,741	116,039
Prepaid expenses	10,936	10,932
Other current assets	4,269	2,955
Interest receivable	96	588
Total current assets	$230,019	$244,070
Restricted cash	569	569
Operating lease right-of-use assets	3,084	4,753
Property and equipment, net	6,217	6,675
Total assets	$239,889	$256,067
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,076	$766
Accrued and other current liabilities	13,390	15,748
Deferred revenue - current portion	8,735	14,880
Total current liabilities	$25,201	$31,394
Deferred revenue - net of current portion	40,730	36,856
Other long term liabilities	959	2,968
Total long term liabilities	41,689	39,824
Total liabilities	$66,890	$71,218
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized, 44,293,115 and 39,439,575 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	4	4
Additional paid-in capital	548,033	483,170
Accumulated other comprehensive loss	(147)	(1,175)
Accumulated deficit	(374,891)	(297,150)
Total stockholders’ equity	$172,999	$184,849
Total liabilities and stockholders’ equity	$239,889	$256,067

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc.

Consolidated statements of operations and comprehensive loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$3,308	$2,905	$5,978	$9,137
Operating expenses:
Research and development	20,271	20,109	60,453	56,777
General and administrative	10,271	9,944	30,712	29,540
Total operating expenses	30,542	30,053	91,165	86,317
Loss from operations	(27,234)	(27,148)	(85,187)	(77,180)
Other income:
Interest income (expense), net	2,651	995	7,321	1,643
Other income (expense), net	41	42	125	125
Total other income	2,692	1,037	7,446	1,768
Net loss	$(24,542)	$(26,111)	$(77,741)	$(75,412)
Net loss per share, basic and diluted	$(0.55)	$(0.66)	$(1.78)	$(1.95)
Weighted-average common shares outstanding, basic and diluted	44,266,017	39,420,310	43,669,987	38,716,615
Comprehensive loss:
Net loss	$(24,542)	$(26,111)	$(77,741)	$(75,412)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	232	(427)	1,028	(1,535)
Total other comprehensive loss	$232	$(427)	$1,028	$(1,535)
Comprehensive loss	$(24,310)	$(26,538)	$(76,713)	$(76,947)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc.

Consolidated statements of stockholders’ equity

(in thousands, except share and per share amounts)

(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2021	36,902,499	$4	$414,024	$(168)	$(196,083)	$217,777
Net loss	—	—	—	—	(24,649)	(24,649)
Unrealized loss on marketable securities	—	—	—	(516)	—	(516)
Stock-based compensation	—	—	4,975	—	—	4,975
Issuance of common stock upon exercise of stock options	53,377	—	93	—	—	93
Shares sold as part of controlled equity offering sales agreement	2,080,486	—	42,128	—	—	42,128
Issuance of common stock related to employee stock purchase plan	8,307	—	169	—	—	169
Balance as of March 31, 2022	39,044,669	$4	$461,389	$(684)	$(220,732)	$239,977
Net loss	—	—	—	—	(24,652)	(24,652)
Unrealized loss on marketable securities	—	—	—	(592)	—	(592)
Stock-based compensation	—	—	6,163	—	—	6,163
Issuance of common stock upon exercise of stock options	194,498	—	326	—	—	326
Shares sold as part of controlled equity offering sales agreement	143,300	—	3,099	—	—	3,099
Balance as of June 30, 2022	39,382,467	$4	$470,977	$(1,276)	$(245,384)	$224,321
Net loss	—	—	—	—	(26,111)	(26,111)
Unrealized loss on marketable securities	—	—	—	(427)	—	(427)
Stock-based compensation	—	—	5,926	—	—	5,926
Issuance of common stock upon exercise of stock options	8,278	—	33	—	—	33
Shares sold as part of controlled equity offering sales agreement	35,695	—	401	—	—	401
Balance as of September 30, 2022	39,426,440	$4	$477,337	$(1,703)	$(271,495)	$204,143

Stoke Therapeutics, Inc.

Consolidated statements of stockholders’ equity continued

(in thousands, except share and per share amounts)

(unaudited)

	Common stock		Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2022	39,439,575	$4	$483,170	$(1,175)	$(297,150)	$184,849
Net loss	—	—	—	—	(22,545)	(22,545)
Unrealized gain on marketable securities	—	—	—	577	—	577
Stock-based compensation	—	—	5,887	—	—	5,887
Issuance of common stock upon exercise of stock options	80,611	—	158	—	—	158
Shares sold as part of controlled equity offering sales agreement	4,635,353	—	44,743	—	—	44,743
Issuance of common stock related to employee stock purchase plan	19,550	—	153	—	—	153
Balance as of March 31, 2023	44,175,089	$4	$534,111	$(598)	$(319,695)	$213,822
Net loss	—	—	—	—	(30,654)	(30,654)
Unrealized gain on marketable securities	—	—	—	219	—	219
Stock-based compensation	—	—	6,760	—	—	6,760
Issuance of common stock upon exercise of stock options	27,908	—	48	—	—	48
Balance as of June 30, 2023	44,202,997	$4	$540,919	$(379)	$(350,349)	$190,195
Net loss	—	—	—	—	(24,542)	(24,542)
Unrealized gain on marketable securities	—	—	—	232	—	232
Stock-based compensation	—	—	6,552	—	—	6,552
Issuance of common stock upon exercise of stock options	38,197	—	161	—	—	161
Issuance of common stock related to employee stock purchase plan	51,921	—	401	—	—	401
Balance as of September 30, 2023	44,293,115	$4	$548,033	$(147)	$(374,891)	$172,999

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc.

Consolidated statements of cash flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(77,741)	$(75,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,845	937
Amortization and accretion of marketable securities	(236)	(60)
Stock-based compensation	19,199	17,064
Loss on disposal of property and equipment	1	—
Reduction in the carrying amount of right of use assets	1,669	1,446
Changes in assets and liabilities:
Prepaid expenses and other current assets	(824)	(3,655)
Accounts payable and accrued liabilities	(2,059)	(3,729)
Deferred revenue	(2,272)	53,916
Net cash used in operating activities	(60,418)	(9,493)
Cash flows from investing activities:
Purchases of marketable securities	—	(206,190)
Purchases of property and equipment	(1,387)	(3,553)
Sales of marketable securities	92,562	141,371
Net cash provided by (used in) investing activities	91,175	(68,372)
Cash flows from financing activities:
Proceeds from Employee Stock Purchase Plan	554	570
Proceeds from issuance of common stock upon exercise of stock options	367	452
Proceeds from controlled equity offering sales agreement	44,743	45,344
Net cash provided by financing activities	45,664	46,366
Net increase (decrease) in cash, cash equivalents and restricted cash	76,421	(31,499)
Cash, cash equivalents and restricted cash—beginning of period	114,125	145,464
Cash, cash equivalents and restricted cash—end of period	$190,546	$113,965

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets recognized in exchange for operating leases	$—	$1,802
Property and equipment included in accrued expense and accounts payable	$—	$406

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

Shelf Registration

In May 2022, the Company filed a universal Shelf Registration statement on Form S-3 (the “Registration Statement”) with the SEC. The Registration Statement was declared effective by the SEC on May 31, 2022, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $400,000,000 of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150,000,000 of its common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (“Sales Agreement”). The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The $150,000,000 of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $400,000,000 of securities that may be offered, issued and sold by the Company under the base prospectus. As of September 30, 2023, the Company had issued approximately 4.6 million shares of common stock pursuant to the Sales Agreement for net proceeds of $44.7 million. We may terminate this at-the-market program at any time, pursuant to its terms.

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

Unaudited interim financial information

The accompanying interim unaudited consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and related notes as of and for the year ended December 31, 2022, which was filed with the SEC on March 6, 2023. The Company’s financial information as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet information as of December 31, 2022 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

At September 30, 2023, restricted cash consisted of money market accounts collateralizing letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities.

Cash and cash equivalents, and restricted cash in the consolidated statements of cash flows consists of the following (in thousands):

	As of September 30,
	2023	2022
Cash and cash equivalents	$189,977	$113,396
Restricted cash - long-term	569	569
Total cash, cash equivalents and restricted cash	$190,546	$113,965

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

3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair value measurements as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$186,165	$—	$—	$186,165
Total	$186,165	$—	$—	$186,165

Marketable Securities:
Corporate bonds	$—	$—	$—	$—
Commercial paper	—	—	—	$—
US Government debt securities	—	24,741	—	$24,741
Total	$—	$24,741	$—	$24,741

	Fair value measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$111,927	$—	$—	$111,927
Total	$111,927	$—	$—	$111,927

Marketable Securities:
Corporate bonds	$—	$34,527	$—	$34,527
Commercial paper	—	7,978	—	7,978
US Government debt securities	—	73,534	—	73,534
Total	$—	$116,039	$—	$116,039

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy. The carrying value of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the consolidated balance sheets as of September 30, 2023 and December 31, 2022.

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

4. Marketable securities

The following table summarizes the Company’s marketable securities as of September 30, 2023 (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$—	$—	$—	$—
Commercial paper	—	—	—	—
US Government debt securities	24,888	—	(147)	24,741
Total	$24,888	$—	$(147)	$24,741

The following table summarizes the Company’s marketable securities as of December 31, 2022 (in thousands):

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$34,662	$—	$(135)	$34,527
Commercial paper	8,019	—	(41)	7,978
US Government debt securities	74,533	—	(999)	73,534
Total	$117,214	$—	$(1,175)	$116,039

The weighted average maturity of the Company’s marketable securities as of September 30, 2023 ranged from approximately 0.09 years to 0.42 years. As of December 31, 2022, the weighted average maturity of the Company’s marketable securities ranged from approximately 0.18 years to 0.49 years.

The Company did not record an allowance for credit losses as of September 30, 2023 related to its marketable securities. Further, given the lack of significant change in the credit risk of these investments, the Company did not recognize any other-than-temporary impairment losses.

5. Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued employee compensation costs	$4,749	$5,754
Accrued professional costs	527	525
Accrued research and development costs	5,144	6,601
Current portion of operating lease liabilities	2,498	2,359
Other current liabilities	472	509
	$13,390	$15,748

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

Future minimum lease payments under non-cancellable leases as of September 30, 2023 were as follows (in thousands):

2023	$634
2024	$2,608
2025	$172
Total lease payments	$3,414
Less imputed interest	(97)
Present value of lease liabilities	$3,317

Lease balances as of September 30, 2023 were as follows (in thousands):

Operating right-of-use assets	$3,084
Current portion of operating lease liabilities	$2,498
Non-current portion of operating lease liabilities	819
Total operating lease liabilities	$3,317

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases as of September 30, 2023 were as follows:

Weighted average remaining lease term in years	1.3
Weighted average discount rate	4.70%

Lease expense incurred under operating leases was $0.6 million for the three months ended September 30, 2023 and for the three months ended September 30, 2022 was $0.6 million. Lease expenses incurred in the nine months ended September 30, 2023 were $1.8 million and for the nine months ended September 30, 2022 were $1.6 million.

Scientific advisory board agreement

In June 2020, the Company entered into a scientific advisory board agreement with a member of the Company’s board of directors, who is also an employee of Cold Spring Harbor Laboratory (“CSHL”), to provide scientific advisory services related to the Company’s Targeted Augmentation of Nuclear Gene Output (“TANGO”) antisense oligonucleotide technology and other antisense oligonucleotide technologies, as well as current and future therapeutic targets and programs. Following the expiration of the initial scientific agreement in June 2021 and a renewal agreement in June 2022, the parties entered into subsequent scientific board agreements on substantially the same terms. The Company did not recognize any expense in the three months and nine months periods ended September 30, 2023 compared to no expense for the three months ended September 30, 2022 and recognized $0.02 million for the nine months ended September 30, 2022 for such scientific advisory services. The agreement has expired with no renewal put in place.

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

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton (the “Southampton Agreement”), whereby the Company acquired rights to foundational technologies related to the Company’s TANGO technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. As of September 30, 2023, the Company had paid $0.70 million under the Southampton Agreement as a result of entering into the Acadia Pharmaceuticals Inc. license and collaboration agreement in January 2022 (see Note 7). Additionally, certain licenses under the Southampton Agreement require the Company to reimburse the University of Southampton for certain past and ongoing patent related expenses. For the three months ended September 30, 2023 these expenses were $0.02 million compared to $0.03 million for the three months ended September 30, 2022, and for the nine months ended September 30, 2023 these expenses were $0.16 million compared to $0.17 million for the nine months ended September 30, 2022.

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

During the quarter ended June 30, 2023, the Company updated its estimate of the total effort it expected to expend to satisfy its performance obligations under the Acadia collaboration. As a result, the Company recorded a cumulative catch-up adjustment of $(5.3) million which resulted in a reversal of revenue during the quarter ended June 30, 2023. The adjustment was recorded because the total cost to complete the work associated with the three targets increased. The Company recognized revenue related to the Acadia collaboration of $3.3 million during the quarter ended September 30, 2023 and $6.0 million for the nine months ended September 30, 2023.

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

As of September 30, 2023, the Company had $49.5 million in upfront consideration associated with the Acadia agreement relating to performance obligations that are unsatisfied or partially unsatisfied.

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

As of September 30, 2023, there were no shares available for future issuance under the 2014 Plan, 479,511 shares were available under the 2019 Plan and 973,100 shares were available under the 2023 Plan.

During the three months ended September 30, 2023, the Company granted options to purchase 96,340 shares of common stock to its employees. The options vest up to four years and are exercisable at a per share price equal to the fair value of the common stock on the grant date. During the three months ended September 30, 2023, the Company did not grant any restricted stock units to its employees.

Stock-based compensation

As of September 30, 2023, there was $49.2 million of unrecognized compensation cost related to unvested stock-based compensation arrangements granted under the 2019 and 2023 Plans. The compensation is expected to be recognized over a weighted average period of 3.45 years as of September 30, 2023.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months End September 30,
	2023	2022	2023	2022
Research and development	$2,576	$2,327	$7,607	$6,613
General and administrative	3,976	3,599	11,592	10,451
	$6,552	$5,926	$19,199	$17,064

2019 Employee stock purchase plan

In June 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective on June 18, 2019. The Company initially reserved 315,000 shares of common stock for sale under the ESPP. At September 30, 2023, the Company had 1,282,528 shares available for issuance under the ESPP plan. The average grant date fair value per share under the ESPP plan was $9.88 for 2023. The total ESPP stock-based compensation expense for the three and nine months ended September 30, 2023 was $0.1 million and $0.3 million, respectively, and for the three and nine months ended September 30, 2022 was $0.1 million and $0.3 million, respectively. The number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years following the first offering date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or a lower amount determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP will not exceed 3,150,000 shares of the Company’s common stock.

9. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(24,542)	$(26,111)	$(77,741)	$(75,412)
Denominator:
Weighted-average number of common shares, basic and diluted	44,266,017	39,420,310	43,669,987	38,716,615
Net loss per share, basic and diluted	$(0.55)	$(0.66)	$(1.78)	$(1.95)

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

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share indicated because including them would have had an anti-dilutive effect:

	September 30,
	2023	2022
Outstanding options to purchase common stock/restricted stock units	10,247,560	7,388,700

10. Income taxes

The Company did not record an income tax benefit in its consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets as of September 30, 2023 and December 31, 2022, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company did not record any amounts for unrecognized tax benefits as of September 30, 2023 or December 31, 2022.

11. Subsequent events

Since September 30, 2023, we sold approximately 361,000 shares of our common stock and received approximately $1.4 million after deducting commissions related to the Sales Agreement. We may terminate this at-the-market program at any time, pursuant to its terms.

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

In May 2022, we filed an additional universal Shelf Registration statement on Form S-3 (the “Registration Statement”) with the SEC. The Registration Statement was declared effective by the SEC on May 31, 2022, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by us of up to a maximum aggregate offering price of $400,000,000 of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150,000,000 of common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (“Sales Agreement”). The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The $150,000,000 of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $400,000,000 of securities that may be offered, issued and sold by us under the base prospectus. As of September 30, 2023, we had issued approximately 4.6 million shares of common stock pursuant to the Sales Agreement for net proceeds of $44.7 million. We may terminate this at-the-market program at any time, pursuant to its terms.

As of September 30, 2023 and December 31, 2022 we had $214.7 million and $229.6 million, respectively, in cash, cash equivalents and marketable securities.

Since inception, we have had operating losses, the majority of which are attributable to research and development activities. Our net losses were $24.5 million and $26.1 million for the three months ended September 30, 2023 and 2022, respectively and $77.7 million and $75.4 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $374.9 million.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2023, will enable us to fund our operating expenses and capital expenditure requirements to the end of 2025. To date, we have not had any products approved for sale and have not generated any product sales. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

We anticipate reporting additional clinical and modeling data from patients treated in the MONARCH, ADMIRAL, SWALLOWTAIL OLE and LONGWING OLE studies in the first quarter of 2024. We also plan to provide an update on Phase 3 planning for STK-001 in the first half of 2024.

Financial operations overview

Revenue

We currently do not have any products approved for sale and have not generated any revenue since inception through September 2023. If we are able to successfully develop, receive regulatory approval for and commercialize any of our current or future product candidates alone or in collaboration with third parties, we may generate revenue from the sales of these product candidates.

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

During the quarter ended June 30, 2023, we updated the estimate of the total effort we expected to expend to satisfy our performance obligations under the Acadia collaboration. As a result, we recorded a cumulative catch-up adjustment of $(5.3) million which resulted in a reversal of revenue during the quarter ended June 30, 2023. The adjustment was recorded because the total cost to complete the work associated with the three targets increased. During the three months and nine months ended September 30, 2023, the Company recognized revenue related to the Acadia collaboration of $3.3 million and $6.0 million, respectively.

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

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
STK-001	$6,560	$6,962	$19,692	$18,265
STK-002	1,627	2,511	5,316	6,576
SYNGAP1	64	162	165	350
MECP2	271	105	678	515
Non-program specific and unallocated research and development expenses	11,749	10,369	34,602	31,071
Total research and development expenses	$20,271	$20,109	$60,453	$56,777

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

Results of operations for the three months ended September 30, 2023 and 2022

The following table sets forth our results of operations:

	Three Months Ended September 30,
	2023	2022
	(in thousands)
Condensed consolidated statements of operations:
Revenue	$3,308	$2,905
Operating expenses:
Research and development	20,271	20,109
General and administrative	10,271	9,944
Total operating expenses	30,542	30,053
Loss from operations	(27,234)	(27,148)
Other income:
Interest income (expense), net	2,651	995
Other income (expense), net	41	42
Total other income	$2,692	$1,037
Net loss	$(24,542)	$(26,111)

Revenue

Revenue for the three months ended September 30, 2023 was $3.3 million compared to $2.9 million for the three months ended September 30, 2022, an increase of $0.4 million. Revenue is generated from satisfying contractual obligations of the collaboration and licensing agreement with Acadia Pharmaceuticals, Inc.

Research and development expenses

Research and development expenses were $20.3 million for the three months ended September 30, 2023 as compared to $20.1 million for the three months ended September 30, 2022, an increase of $0.2 million. The table below summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,
	2023	2022
STK-001	$6,560	$6,962
STK-002	1,627	2,511
SYNGAP1	64	162
MECP2	271	105
Personnel-related expenses	7,955	7,435
Third-party services	512	748
Scientific consulting	310	143
Facilities and other research and development expenses	2,972	2,043
Total research and development expenses	$20,271	$20,109

The increase in research and development expenses were primarily attributable to an increase of $0.9 million in facilities and other research and development costs and $0.6 million in personnel costs resulting from annual compensation increases and stock compensation expense, offset by a decrease of $0.8 million in expenses related to our STK-002 program, which is comprised of third-party services and scientific consulting fees, a decrease of $0.4 million in expenses related to our STK-001 program, which is comprised of third-party services and scientific consulting fees, and a decrease of $0.1 million in external third-party expenses related to SYNGAP1, MECP2, and non-project specific consulting and third-party services. The increase in expenses reflects the accelerating pace of research and development activities and the increases in personnel needed to support those activities.

General and administrative expenses

General and administrative expenses were $10.3 million for the three months ended September 30, 2023 as compared to $9.9 million for the three months ended September 30, 2022, an increase of $0.4 million.

The increase in general and administrative expenses were primarily attributable to an increase of $0.7 million in personnel costs offset by a decrease of $0.3 million in all other general and administrative expenses.

Other income (expense)

The increase in our other income (expense) for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily reflects an increase in interest rates.

Results of operations for the nine months ended September 30, 2023 and 2022

The following table sets forth our results of operations:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Condensed consolidated statements of operations:
Revenue	$5,978	$9,137
Operating expenses:
Research and development	60,453	56,777
General and administrative	30,712	29,540
Total operating expenses	91,165	86,317
Loss from operations	(85,187)	(77,180)
Other income:
Interest income (expense), net	7,321	1,643
Other income (expense), net	125	125
Total other income	$7,446	$1,768
Net loss	$(77,741)	$(75,412)

Revenue

Revenue for the nine months ended September 30, 2023 was $6.0 million compared to $9.1 million for the nine months ended September 30, 2022, a decrease of $3.1 million. Revenue is generated from satisfying contractual obligations of the collaboration and licensing agreement with Acadia Pharmaceuticals, Inc.

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

Research and development expenses

Research and development expenses were $60.5 million for the nine months ended September 30, 2023 as compared to $56.8 million for the nine months ended September 30, 2022, an increase of $3.7 million. The table below summarizes our research and development expenses (in thousands):

	Nine Months Ended September 30,
	2023	2022
STK-001	$19,692	$18,265
STK-002	5,316	6,576
SYNGAP1	165	350
MECP2	678	515
Personnel-related expenses	24,244	21,539
Third-party services	1,647	2,162
Scientific consulting	607	682
Facilities and other research and development expenses	8,104	6,688
Total research and development expenses	$60,453	$56,777

The increase in research and development expenses were primarily attributable to an increase of $2.7 million in personnel costs resulting from annual compensation increases and stock compensation expense, an increase of $1.5 million in facilities and other research and development costs and an increase of $1.4 million in expenses related to our STK-001 program, which is comprised of third-party services scientific consulting fees, offset by a decrease of $1.3 million in expenses related to our STK-002 program, which is comprised of third-party services and scientific consulting fees, and a decrease of $0.6 million in external third-party expenses related to SYNGAP1, MECP2, and non-project specific consulting and third-party services. The increase in expenses reflects the accelerating pace of research and development activities and the increases in personnel needed to support those activities.

General and administrative expenses

General and administrative expenses were $30.7 million for the nine months ended September 30, 2023 as compared to $29.5 million for the nine months ended September 30, 2022, an increase of $1.2 million.

The increase in general and administrative expenses were primarily attributable to an increase of $1.9 million in personnel costs resulting from annual compensation increases and stock compensation expense, offset by a decrease of $0.7 million in third-party services to support our in-house personnel in various aspects of developing and supporting the business including human resources, information technology, audit, tax, public relations, communications and other general and administrative activities and expenses.

Other income (expense)

The change in our other income (expense) for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily reflects an increase in marketable securities balances as well as increased interest rates.

Liquidity and capital resources

Since our inception through September 30, 2023, our operations have been financed by net proceeds of $535.3 million from the sale of convertible notes payable and our convertible preferred stock, our initial public offering, follow-on offering, proceeds from the Sales Agreement and the upfront payment from Acadia. As of September 30, 2023, we had $214.7 million in cash, cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception in June 2014 and, as of September 30, 2023 and 2022, we had accumulated deficits of $374.9 million and $271.5 million, respectively. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2023, will enable us to fund our operating expenses and capital expenditure requirements to the end of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global macroeconomic conditions, including inflation, changing interest rates and instability in the global banking system, and disruptions to and volatility in the credit and financial markets in the United States and worldwide. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Cash flows

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(60,418)	$(9,493)
Investing activities	91,175	(68,372)
Financing activities	45,664	46,366
Net increase (decrease) in cash, cash equivalents and restricted cash	$76,421	$(31,499)

Operating activities

During the nine months ended September 30, 2023, cash used in operating activities was $60.4 million. This was primarily attributable to a net loss of $77.7 million, a net change of $5.2 million in our net operating assets and liabilities, offset by non-cash charges of $22.5 million for stock-based compensation, depreciation, amortization and accretion of marketable securities, and reduction in the carrying amount of right of use assets.

During the nine months ended September 30, 2022, cash used in operating activities was $9.5 million. This was primarily attributable to a net loss of $75.4 million and to a net change of $7.4 million in our net operating assets and liabilities, offset by $53.9 million in deferred revenue received as part of the Acadia collaboration and to non-cash charges of $19.4 million for stock-based compensation, depreciation, amortization and accretion of marketable securities, and reduction in the carrying amount of right of use assets.

Investing activities

Our investing activities during the nine months ended September 30, 2023 and 2022 have consisted of purchases of property and equipment as well as purchases and sales of marketable securities.

Financing activities

Our financing activities during the nine months ended September 30, 2023 consisted of $44.7 million of net proceeds from the Sales Agreement, $0.4 million from the exercise of stock options and $0.6 million in proceeds from our Employee Stock Purchase Plan.

Our financing activities during the nine months ended September 30, 2022 consisted of $0.5 million from the exercise of stock options, $0.6 million in proceeds from our Employee Stock Purchase Plan and $45.3 million of net proceeds from the Sales Agreement.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of September 30, 2023 and the effects that such obligations are expected to have on our liquidity and cash flows in future fiscal periods:

	Payments Due by Fiscal Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$3,414	$634	$2,780	$—	$—
Total	$3,414	$634	$2,780	$—	$—

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

Commitments

Our commitments primarily consist of obligations under our agreement with the University of Southampton. As of September 30, 2023, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6—Commitments and Contingencies of the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risks in the ordinary course, primarily including interest sensitivities. As of September 30, 2023 and December 31, 2022, we had cash, cash equivalents and marketable securities of $214.7 million and $229.6 million respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. A hypothetical 100 basis point change in interest rates would affect the fair market value of our cash equivalents and marketable securities by approximately $2.2 million.

Inflation Risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the periods ended September 30, 2023 and 2022.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

•
potential delays in enrollment, site visits, evaluations, or dosing of patients participating in clinical trials as hospitals face staffing shortages, whether due to labor relations or otherwise, or patients decide not to enroll in the study as a result of such staffing shortages;
•
the direct and indirect impact of a potential temporary government shutdown, any resurgence of COVID-19 and other macroeconomic conditions on our business and operations, third party vendors, supply chain, and regulatory approvals;
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
•
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and
•
potential delays in enrollment, site visits, evaluations, or dosing of patients participating in the clinical trial as hospitals face staffing shortages, whether due to labor relations or otherwise, or patients decide to not enroll in the study as a result of or such staffing shortages.

Even if our product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials, a potential temporary federal government shutdown and the review process.

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

The FDA’s and the MHRA’s ability to review and approve new products may be hindered by a variety of factors, including budget and funding levels, government shutdowns, ability to hire and retain key personnel, and statutory, regulatory and policy changes.

The ability of the FDA and the MHRA to review and approve new products can be affected by a variety of factors, including budget and funding levels, government shutdowns, ability to hire and retain key personnel, and statutory, regulatory, and policy changes. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and its implementing regulations, also imposes obligations, including mandatory contractual terms, on certain types of people and entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

We have incurred net losses in each year since our inception. We incurred net losses of $24.5 million and $26.1 million, for the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had accumulated deficits of $374.9 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for STK-001, STK-002 and other future product candidates, if any, and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our cash, cash equivalents and marketable securities of $214.7 million as of September 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements to the end of 2025. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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

We have incurred substantial losses during our history. We do not expect to be profitable soon and may never achieve profitability. As of December 31, 2022, we had federal and state net operating loss carryforwards, or NOLs, of approximately $209.9 million and $213.1 million, respectively, and as of December 31, 2021, we had federal and state NOLs of approximately $191.1 million and $191.4 million, respectively. Our pre-2018 NOLs expire at various dates beginning in 2034. In general, NOLs generated in and after 2018 have no expiration. To the extent that we continue to generate NOLs, unused NOLs carry forward to offset future taxable income until such NOLs expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986 ("IRC"), as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. The Company recently performed an IRC 382 study and identified ownership changes in prior years. Based on existing Section 382 limitations, $0.9 million of the existing federal NOL will not be utilizable due to restrictive limitations. We may experience additional ownership changes in the future because of subsequent shifts in our stock ownership. As a result, our ability to use our pre-change NOLs to offset U.S. federal taxable income, if any, is subject to limitations, which could potentially result in increased future tax liability. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

We own an issued U.S. patent covering STK-001 and related compositions, an issued U.S. patent covering the mechanism of action of STK-001 and use of STK-001 for treating diseases, and two pending U.S. patent applications covering the mechanism of action of STK-001 and use of STK-001 for treating diseases. We have also in-licensed two issued U.S. patents and at least six issued foreign patents that cover the mechanism of action of STK-001, use of the mechanism for treating diseases, and related compositions. We have obtained at least thirteen issued foreign patents covering STK-001, related compositions and its uses and are currently pursuing patent protection for STK-001, related compositions, and its uses in several economically significant countries. With respect to STK-002, we have applied for and are currently pursuing patent protection for the mechanism of action and methods of treatment in several economically significant countries. We have also filed U.S. patent applications and foreign patent applications that specifically disclose compositions related to STK-002 and uses of those compositions. Furthermore, our in-licensed issued U.S. patents (mentioned above) cover the mechanism of action of STK-002. We cannot be certain that any of these patent applications will issue as patents, and if they do, that such patents will cover or adequately protect STK-001, STK-002 and other programs or that such patents will not be challenged, narrowed, circumvented, invalidated or held unenforceable.

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

Geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Similarly, the ongoing conflict in Israel could result in similar regulatory delays or the inability to secure intellectual property or commercialize our products there. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2008 caused extreme volatility and disruptions in the capital and credit markets. Similarly, the volatility associated with the COVID-19 pandemic caused significant instability and disruptions in the capital and credit markets and, in recent months, the global economy has been impacted by increasing interest rates and inflation, as well as the possibility of a recession or further economic downturn. Moreover, there has been recent turmoil in the global banking system. For example, on

March 10, 2023, Silicon Valley Bank (“SVB”), one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. While we only had a minimal amount of our cash directly at SVB and, since that date, the FDIC has stated that all depositors of SVB will be made whole, there is no guarantee that the federal government would guarantee all depositors as they did with SVB depositors in the event of future bank closures, and continued instability in the banking system may adversely impact our business and financial condition. Likewise, the capital and credit markets may be adversely affected by the ongoing conflicts in Israel and Ukraine, and the possibility of a wider Middle Eastern, European or global conflict, global sanctions imposed in response thereto or an energy crises. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Also, hospitals and other medical facilitates face staffing shortages, whether due to labor relations or otherwise, which could potentially cause delays in enrollment, site visits, evaluations or other activities important to our research and development efforts. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

We are increasingly dependent upon technology systems and data to operate our business. In particular, the COVID-19 pandemic caused us to modify our business practices, including increasing the prevalence of employees working remotely. As a result, we are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies, including Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). A breakdown, invasion, corruption, destruction or breach of our technology systems, including the cloud technologies that we utilize, and/or unauthorized access to our data and information could subject us to liability or negatively impact the operation of our business. Our technology systems, including the cloud technologies that we utilize, continue to increase in multitude and complexity, making them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy or security breaches by individuals authorized to access our technology systems, including the cloud technologies that we utilize, may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients or other business partners, may be exposed to unauthorized persons or to the public.

Cyber-attacks and other cybersecurity incidents are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. They are often carried out by motivated, well-resourced, skilled and persistent actors, including nation states, organized crime groups, “hacktivists” and employees or contractors acting with malicious intent. Cyber-attacks could include the deployment of harmful malware and key loggers, ransomware, a denial-of-service attack, a malicious website, the use of social engineering and other means to affect the confidentiality, integrity and availability of our technology systems and data. Cyber-attacks could also include supply chain attacks, which could cause a delay in the manufacturing of our products or products produced for contract manufacturing. Our key business partners face similar risks and any security breach of their systems could adversely affect our security posture. Cyber-attacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data confidentiality, integrity and availability. A successful cyber-attack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. To date, we have not experienced a material compromise of our data or information systems. However, although we devote resources to protect our information systems, we realize that cyber-attacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition.

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

As of September 30, 2023 entities affiliated with Skorpios Trust beneficially owned 32.61% of the voting power of all outstanding shares of our common stock. As a result, these entities will have considerable influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of such entities may not be the same as or may even conflict with your interests. For example, these entities could potentially delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

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

STOKE THERAPEUTICS, INC.

Date: November 7, 2023	By:	/s/ Edward M. Kaye, M.D.
Edward M. Kaye, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Stephen J. Tulipano
Stephen J. Tulipano
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)