Form 10-K
period 2023-12-31
Stoke Therapeutics, Inc.
filed 2024-03-25
CIK 1623526

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $290 million. The number of shares of Registrant’s Common Stock outstanding as of March 15, 2024 was 46,303,743.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2023. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

Auditor Firm Id: 185 Auditor Name: KPMG LLP Auditor Location: Boston, MA USA

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Annual Report on Form 10-K, including, but not limited to, statements regarding the ability of STK-001 to treat the underlying causes of Dravet syndrome and reduce seizures or show improvements in behavior or cognition at the indicated dosing levels or at all, the timing and expected progress of clinical trials, our future results of operations and financial position, business strategy, prospective products, planned preclinical studies and clinical or field trials, regulatory approvals, research and development costs, and timing and likelihood of success, as well as plans and objectives of management for future operations, may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.

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
•
the availability of coverage and adequate reimbursement from third party payors for STK-001, STK-002 and our future product candidates, if such products are approved;
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

i

PART I

Item 1. Business.

Overview

We are a clinical-stage company dedicated to addressing the underlying causes of severe diseases by upregulating protein expression with RNA-based medicines. Using our proprietary TANGO (Targeted Augmentation of Nuclear Gene Output) approach, we are developing antisense oligonucleotides (“ASOs”) to selectively restore protein levels. Our first compound, STK-001, is in clinical testing for the treatment of Dravet syndrome, a severe and progressive genetic epilepsy. Dravet syndrome is characterized by frequent, prolonged and refractory seizures beginning within the first year of life. The disease is classified as a developmental and epileptic encephalopathy due to the developmental delays and cognitive impairment associated with it.

Dravet syndrome is one of many diseases caused by a haploinsufficiency, in which a loss of approximately 50% of normal protein levels leads to disease. We are also pursuing treatment for a second haploinsufficient disease, autosomal dominant optic atrophy (“ADOA”), the most common inherited optic nerve disorder. Our initial focus is on haploinsufficiencies and diseases of the central nervous system and the eye, although proof of concept has been demonstrated in other organs, tissues, and systems, supporting our belief in the broad potential for our proprietary approach.

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

Our strategy

We are using our proprietary RNA therapeutics platform to create ASOs for the treatment of severe diseases. The critical components of our strategy include the following activities:

•
Rapidly advance our lead program, STK-001, to clinical proof-of-concept, approval and commercialization. Following our announcement in March 2024 of end of study data from our Phase 1/2a open-label studies of STK-001 in the United States (MONARCH) evaluating children and adolescents ages 2 to 18 with Dravet syndrome and in the United Kingdom (ADMIRAL) evaluating children and adolescents ages 2 to up to 18 with Dravet syndrome, we plan to meet with global regulatory authorities to discuss late-stage clinical development of STK-001. We are leveraging previously-validated ASO chemistry, a modality that has been successfully utilized for other diseases, a well-defined patient population based on routine genetic testing and learnings from approved drugs for the treatment of Dravet syndrome to inform the clinical and regulatory pathways for STK-001 and minimize potential safety concerns and development risk. We believe STK-001 has the potential to significantly reduce both the occurrence and frequency of seizures and also non-seizure comorbidities. If approved, we intend to leverage a lean, targeted internal commercial organization to bring STK-001 to patients.
•
Advance STK-002 to the clinic, for the potential treatment of ADOA. STK-002 is a proprietary ASO in preclinical development for the treatment of ADOA, the most common inherited optic nerve disorder. ADOA represents a second haploinsufficiency disease addressed by TANGO and our first treatment for diseases of the eye. STK-002 is designed to upregulate OPA1 protein expression by leveraging the non-mutant (wild-type) copy of the OPA1 gene. We have received authorization in the United Kingdom to proceed with a Phase 1 open-label study (OSPREY) of STK-002 and we expect the study to start in 2024.

•
Expand our pipeline through internal discovery and collaboration to fully exploit the potential of our proprietary platform (TANGO). We have built a target discovery process utilizing proprietary bioinformatics algorithms and extensive in-house expertise in whole transcriptome RNA sequencing to rapidly and systematically identify diseases that we believe can be addressed using our platform. We are also advancing additional early programs focused on multiple targets, including haploinsufficiency diseases of the central nervous system (the “CNS”) and eye. In January 2022, we announced a collaboration with Acadia Pharmaceuticals to pursue RNA-based treatments for severe and rare genetic neurodevelopmental diseases of the CNS. The collaboration combines our TANGO research platform with Acadia’s expertise in neurology drug development and commercialization. Longer-term, we believe that our ASOs may have the potential to upregulate non-mutated genes in biological pathways to treat diseases or conditions that are caused by multiple genes or are multifactorial.
•
Maintain broad commercial rights to our product candidates where we believe we can realize maximum value. We intend to build a fully integrated biotechnology company and independently pursue the development and commercialization of our key product candidates, if approved. We own commercial rights to our technologies and our lead product candidates, STK-001 and STK-002. As we continue to advance our programs, we expect to pursue strategic collaborations to share risk and upside in programs with higher inherent biology risk, larger clinical trial sizes or longer or more complex clinical, regulatory or commercial paths. Our current collaboration with Acadia is an example of where we believe that the development of treatments for severe and rare genetic neurodevelopmental diseases of the CNS is well served by a strategic collaboration.
•
Continue to strengthen and expand our intellectual property portfolio. We have an intellectual property estate that includes multi-national issued and pending claims for the TANGO mechanisms, as well as multi-national issued and pending claims relating to compositions of matter of oligonucleotides designed to target specific TANGO elements in genes for many genetic diseases that we believe are amenable to upregulation of target protein expression using TANGO. Our proprietary position is reinforced by additional technical know-how and trade secrets. We continually assess and refine our intellectual property strategy as we identify new targets amenable to TANGO, and we will file additional patent applications as appropriate.

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

One category of non-productive splicing events amenable to TANGO is alternative splicing that leads to nonsense-mediated mRNA decay, or NMD, of the resulting mRNA. An example of an NMD event is an NMD exon, which is found in over 25% of gene transcripts. NMD exons are part of the wild-type sequence of the genes. In some cases, NMD exons are part of normal gene regulation. Non-productive mRNA, which includes these NMD exons, is degraded in the cytoplasm of the cell by nonsense-mediated mRNA decay and is not translated into protein. Our ASOs bind to the pre-mRNA and redirect the splicing machinery to prevent inclusion of the NMD exon. This splice-switching decreases non-productive mRNA and increases productive mRNA, which is translated into increased protein expression from the wild-type allele. In contrast to current exon skipping therapies, which remove a coding exon and result in a truncated protein, our TANGO mechanism skips out a non-coding NMD exon and yields a full-length functional protein. Our lead product candidates, STK-001 and STK-002, target an NMD exon and the general mechanism is shown in exhibits 3 and 4 below, with the left panel showing the non-productive mRNA failing to be translated into protein and the right panel showing our ASOs binding to the pre-mRNA and redirecting the splicing machinery.

Exhibit 3: NMD exon without TANGO-ASO	Exhibit 4: NMD exon with TANGO-ASO

Source: Stoke data

Advantages of TANGO

We believe TANGO has the ability to address the underlying genetic cause of disease may have several key advantages versus other genetic approaches, including:

•
Selectively boosts expression only in tissues where the protein is normally expressed. The activities of our ASOs are inherently tissue-specific. TANGO-mediated upregulation of protein expression only occurs where the gene is being naturally transcribed, limiting the likelihood of expression in non-native tissues.
•
No observed unwanted off-target effects. Our ASOs are designed to bind to a specific RNA region to modulate splicing with no observed activity on global or closely related genes and minimal off-target cross reactivity to the RNAs from other human genes.
•
Utility across small and large gene targets and mutations. Our ASOs upregulate protein expression regardless of gene size and are not constrained to smaller gene targets. Our ASOs also upregulate expression of the wild-type allele, meaning the TANGO mechanism does not rely on targeting a specific mutation. Given this, we believe our therapies are well-suited for diseases caused by multiple mutations in a single gene, such as many haploinsufficiencies, and provide a single-drug approach that can address the full spectrum of loss-of-function mutations.
•
Does not alter DNA. Our ASOs do not create detectable changes at the DNA level and make no detectable irreversible modifications to the patient’s genome.
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

Hit identification

Once a TANGO target is validated in cells and tissues that are relevant to the disease, we employ cell lines to rapidly screen for hit ASOs that can increase the target protein expression by specifically preventing the occurrence of the non-productive event in the target mRNA. We have also made investments in automated equipment to efficiently screen large numbers of ASOs. ASO arrays utilize clinically translatable previously-validated ASO chemistries, such as 2’ methoxyethyl phosphorothioate and PMO. Hit compounds are evaluated in vivo to identify lead ASOs that possess suitable efficacy and safety to merit preclinical development. Lead ASOs are subsequently evaluated in animal disease models or ex vivo disease model systems.

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

Clinical trial and regulatory execution

We employ a multi-pronged approach to bring new product candidates forward as rapidly as possible. Our approach leverages previously-validated ASO chemistry and a modality that has been successfully utilized for other diseases, to minimize potential safety concerns and development risk. We have announced end of study data from two Phase 1/2a open-label studies of STK-001 for Dravet syndrome, MONARCH in the United States and ADMIRAL in the United Kingdom, each with primary endpoints common to the trials for approved anti-seizure medications (“ASMs”). Additionally, we plan to design clinical trials with the goal of capturing the potential disease-modifying effects of our TANGO therapies.

Commercialization

We intend to retain broad commercial rights and independently bring our therapies to patients through a lean, targeted internal commercial organization where we believe we can realize maximum value. To do this, we are focused on ensuring that we can effectively identify and access those patients who may benefit from our product candidates. We target diseases in which genetic testing is routinely performed, thereby shortening the diagnostic odyssey and enabling rapid identification of patients who harbor the relevant genetic mutations. We have partnered with Invitae, a leading genetic information company, to provide genetic testing for pediatric epilepsy at no cost to the patient. Lastly, to maximize patient access, we aim to leverage an established network of academic and tertiary centers with extensive experience with analogous drug administration.

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

Exhibit 5: Pipeline

Source: Stoke corporate presentation, March 2024

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

The cognitive impairment in Dravet syndrome is not purely a consequence of seizures. Patients with few seizures have been observed to possess severe encephalopathy, and conversely patients with frequent seizures have been observed to exhibit relatively minimal cognitive decline. In addition, there does not appear to be a correlation between cognitive outcome and SCN1A mutation type, whether a missense or nonsense mutation.

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

Patients with Dravet syndrome are often diagnosed by three years of age, and neither patient gender nor family history of seizures is associated with risk of Dravet syndrome. Dravet syndrome occurs worldwide and is not concentrated in any particular geographic area or ethnic group. Early diagnosis is driven by heightened awareness of Dravet syndrome and other genetic epilepsy disorders as well as an emerging consensus amongst epilepsy specialists that early diagnosis is cost-effective and beneficial for prognosis. Among pediatric Dravet syndrome patients, approximately 90% in North America and Europe undergo genetic testing as part of their diagnostic work-up, according to a 2021 market research report commissioned by Stoke and prepared by Recon Strategy.

The incidence of Dravet syndrome is approximately 64 per million births, which translates to an overall prevalence of approximately 35,000 patients across the United States, Canada, Japan, Germany, France and the United Kingdom, with approximately 16,000 patients in the United States.

Current treatments

Current treatments for Dravet syndrome only address the occurrence of seizures, not the underlying cause, and according to a 2017 study as published in the Developmental Medicine & Child Neurology Journal, more than 90% of Dravet syndrome patients still report suffering from incomplete seizure control with existing ASM regimens. As a result, the current treatment strategy involves the use of multiple ASMs, including combinations of cannabidiol, stiripentol, fenfluramine, clobazam, valproate, topiramate and others. Patients are typically treated with two to four drugs administered concomitantly, and in most cases the relief provided by polytherapy is insufficient.

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

Exhibit 8. Fold change in mRNA of Scn gene family ion channels

Source: Stoke data.

We also investigated the pharmacology, distribution and tolerability of STK-001 in a study with cynomolgus monkeys. As a pilot experiment, this study was not required to be performed under Good Laboratory Practices (“GLP”). Pre-pubescent monkeys (age 2-2.5 years old) were administered a single dose of STK-001 (n=3/group; 4 groups dosed) or control solution (n=2/group; 2 groups dosed) by intrathecal injection at a dose range that we believe coincides with the estimated therapeutic dose range and stays below the maximum tolerated dose based on tolerability in mice and published data for molecules of similar chemistry. The animals were sacrificed at 3 days (n=8) and 29 days (n=8) after dosing. An increase in NaV1.1 levels was observed ranging from 1.1-fold to 2.0-fold, compared to the control group, varying by the anatomical region, dose and day of necropsy, with the greatest changes observed in the cerebral cortex. The increase in Nav1.1 was also correlated with the presence of STK-001 in brain tissue. Additionally, all doses tested showed no drug-related toxicities, including no changes in platelet counts or hepatic function, no clinical signs or symptoms over the 28-day period after administration and no abnormal histopathology.

Single dose GLP toxicology studies in rats and cynomolgus monkeys, that characterized the pharmacology, exposure and tolerability of STK-001 were included in the investigational new drug application (the “IND”) that was submitted to the FDA in late 2019. Additional multiple dose GLP toxicology data have subsequently been submitted to the FDA and the MHRA (U.K. regulatory agency) to support multiple dosing in the clinic, and the Company expects to receive data from a second chronic dosing GLP toxicology prior to initiating late-stage clinical development of STK-001.

Clinical program and data

We designed our lead product candidate, STK-001, to treat Dravet syndrome, a severe and progressive genetic epilepsy. This program draws on a well-defined patient population based on routine genetic testing and learnings from drugs approved for the treatment of Dravet syndrome to inform the clinical and regulatory pathways for STK-001.

We have announced end of study data from two Phase 1/2a open-label studies of STK-001, MONARCH in the United States and ADMIRAL in the United Kingdom. The MONARCH study was designed to evaluate single and multiple ascending dose levels of STK-001 administered intrathecally in children and adolescents with Dravet syndrome. Patients were eligible for the trial if they were between the ages of 2 and 18, had an established diagnosis of Dravet syndrome and had evidence of a pathogenic genetic mutation in the SCN1A gene. Requiring an SCN1A mutation for trial enrollment allows for a clear and definitive etiologic diagnosis, a more homogeneous patient population and tailored treatment based on a precision medicine approach. Eligible patients also failed at least two epilepsy treatments in the past and currently be taking at least one ASM. The protocol called for all medications and interventions to remain unchanged throughout the trials, which allows for assessment of STK-001 with a variety of ASMs.

The primary objectives were the assessment of the safety and tolerability of STK-001, as well as to characterize blood pharmacokinetics (“PK”) and cerebrospinal fluid (“CSF”) exposure levels. A secondary objective was to assess the efficacy of STK-001 as an adjunctive ASM treatment with respect to the percent change from baseline in convulsive seizure frequency over a 12-week treatment period. We also measured non-seizure aspects of the disease, such as quality of life as secondary endpoints.

These endpoints as well as other exploratory endpoints will be informed based on our two-year observational study (BUTTERFLY). Enrollment in BUTTERFLY is complete and final 2-year data was presented in December 2023.

BUTTERFLY was designed to evaluate seizure frequency and non-seizure comorbidities associated with the disease, including motor and speech impairment, intellectual and developmental disabilities, behavioral deficits and abnormal sleep patterns. Data from the study will support clinical development plans for STK-001. Data from BUTTERFLY suggest that commonly used cognition assessments, Vineland-III (Vineland Adaptive Behavior Scale, Third Edition), BSID-III (Bayley Scales of Infant Development, Third Edition), and WPPSI-IV (Wechsler Preschool and Primary Scale of Intelligence, Fourth Edition) may be useful for clinical studies assessing neurodevelopment and adaptive behavior in patients with Dravet syndrome. While there was heterogeneity across patient scores on clinical measures at baseline, BUTTERFLY patients did not have statistically significant change from baseline in the majority of key Vineland-III measures over the 24 months of observation. Additionally, despite treatment of BUTTERFLY patients with the best available anti-seizure medicines, on average the rate of improvement over 24 months on multiple clinical measures, including the Vineland-III, was substantially below that of neurotypical peers, and patients continued to experience convulsive seizures over the 24 months at similar frequency to that at baseline.

In March 2020, we announced the FDA had placed a partial clinical hold on doses of STK-001 above 20mg in the MONARCH study, pending additional preclinical testing to determine the safety profile of higher doses. When intrathecal doses above what the Company expects to administer in the clinic were administered to non-human primates (“NHPs”), adverse hind limb paresis was observed. This finding is known to occur following intrathecal delivery of ASOs to NHPs and is not known to translate to the human experience. When extremely high dose levels were administered, acute convulsions were observed immediately following STK-001 administration. The dose levels were well above the range of corresponding human doses that would ever be administered in the clinic and were delivered in a formulation that was at a higher concentration than would be administered in the clinic. There is no apparent correlation of these acute adverse events with the mechanism of action of STK-001.

Since March 2020, the FDA has agreed to allow us to add additional higher dose levels in the United States. Additionally, the Company announced in March 2024 that the FDA provided clearance for the evaluation of three doses of 70mg in the MONARCH study and continued dosing of 45mg in our SWALLOWTAIL Open Label Extension (“OLE”) study. The FDA partial clinical hold remains in place and limits dosing in the United States to these levels.

The ADMIRAL study was a Phase 1/2a open-label study of children and adolescents ages 2 to <18 who have an established diagnosis of Dravet syndrome and have evidence of a genetic mutation in the SCN1A gene. The primary objectives for the study were to assess the safety and tolerability of multiple doses of STK-001 up to 70mg, as well as to determine the pharmacokinetics in plasma and exposure in cerebrospinal fluid. A secondary objective was to assess the effect of multiple doses of STK-001 as an adjunctive antiepileptic treatment with respect to the percentage change from baseline in convulsive seizure frequency over a 24-week treatment period. Non-seizure aspects of the disease, such as overall clinical status and quality of life, were also measured as secondary endpoints.

Patients who participated in the MONARCH study in the United States or the ADMIRAL study in the United Kingdom and met study entry criteria are eligible to continue treatment in SWALLOWTAIL or LONGWING, respectively, both of which are designed to evaluate the long-term safety and tolerability of repeated doses of STK-001. SWALLOWTAIL and LONGWING are also providing information on the preliminary effects of STK-001 on both seizures and non-seizure aspects of the Dravet syndrome, such as behavior, cognition, and overall quality of life. Patients in LONGWING currently receive chronic dosing of 45mg of STK-001, and in March 2024, we announced that the FDA will allow chronic dosing in SWALLOWTAIL in the United States to increase to 45mg as well.

In March 2024, we announced end of study data from the Phase 1/2a open-label studies of STK-001. The pooled data from these studies demonstrated that STK-001 was generally well tolerated. 30% (24/81) of the patients experienced a treatment-emergent adverse event that was related to study drug, with the most common being CSF protein elevations and procedural vomiting. 22% (18/81) of the patients had a treatment-emergent serious adverse event, which were all assessed as unrelated to study drug except for the previously reported case of one patient who experienced Suspected Unexpected Serious Adverse Reactions.

One of several secondary endpoints for these studies was a comparison of the percent change in convulsive seizure frequency as measured by daily seizure diaries and calculated over 4-week periods: between baseline and 12 weeks after treatment; and between baseline and end of study. Data from patients treated with multiple doses of 70mg of STK-001 demonstrated the most substantial reductions in convulsive seizures on top of the standard of care, as illustrated in Exhibit 9 below.

Exhibit 9. Median reductions in convulsive seizure frequency over time

Patients who were treated with one, two or three doses of 70mg demonstrated substantial reductions in convulsive seizure frequency at three months and at six months after the last dose, as shown in Exhibit 10 below.

Exhibit 10. Reductions in convulsive seizure frequency among patients treated with 70mg doses

*Seizure data excluded from month 5-6 for 1 patient because >50% seizure diary was missing

†Seizure data excluded for 2 patients (1 patient prior to 3m after last dose, 1 prior to 6m after last dose) following a change in background antiseizure medicines

Additional data from patients who received cumulative doses of at least 30mg of STK-001 in the Phase 1/2a studies and then continued treatment with 30mg or 45mg doses of STK-001 every four months in one of the two OLEs demonstrated durable reductions in convulsive seizure frequency throughout the course of treatment, as shown in Exhibit 11 below.

Exhibit 11. Durable reductions in convulsive seizure frequence in OLE studies

Data from a mixed-effects model for repeated measures analysis of these patients also indicated clinically meaningful improvements from baseline over 12 months in the OLEs in multiple measures of cognition and behavior, including multiple sub-domains of the Vineland-III.

We plan to meet with regulatory authorities to discuss a registrational study design that includes initial doses of 70mg followed by continued dosing at 45mg of STK-001 and anticipate providing an update later in 2024.

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

Disease Overview

ADOA is the most common inherited optic nerve disorder seen in clinical practice. ADOA causes progressive and irreversible vision loss in both eyes starting in the first decade of life. Many children and adults progress to blindness. Roughly half of people with ADOA fail driving standards and up to 46% are registered as legally blind. The disease affects one in 30,000 people globally with a higher incidence of approximately one in 10,000 in Denmark due to a founder effect. 65% to 90% of ADOA is caused by mutations in one allele of the OPA1 gene, most of which lead to haploinsufficiency and disease manifestation. More than 400 different OPA1 mutations have been reported in people diagnosed with ADOA. Most mutations result in a severe decrease – up to 50% – of the normal amount of the OPA1 protein. There is no strong genotype-phenotype correlation.

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

A clinical diagnosis of ADOA is made when a patient meets some or all of the following criteria: pathogenic variant of the OPA1 gene identified in the patient or a family member; reduced visual acuity; temporal disc pallor; visual field defect; color vision defect (acquired blue-yellow loss); thinning of retinal nerve fiber layer and abnormal visual evoked potentials. Clinical findings are based on: intraocular pressure measurement; visual field assessment; color discrimination; dilated slit lamp biomicroscopy; optical coherence tomography; or visual electrophysiology. Patients suspected of having ADOA are recommended to receive genetic testing to confirm the clinical diagnosis, help identify other family members who are affected and ensure patients avoid stressors that could increase disease progression (e.g. smoking, alcohol). The prognosis for many patients with ADOA is poor and the rate of visual loss can be difficult to predict given significant inter- and intra-familial variability.

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

Preclinical data

We previously identified a novel exon inclusion event (“Exon X”) in OPA1 that leads to non-productive mRNA due to introduction of a premature termination codon (“PTC”) (Exhibit 12 below). Our preclinical studies showed that our ASOs blocked the incorporation of Exon X with consequent dose-dependent increase in productive OPA1 mRNA and protein due to reduction of Exon X-directed NMD of OPA1 mRNA (Exhibit 13 below). We have now demonstrated that a single injection of ASO-14 surrogate in the rabbit eye leads to a dose-dependent increase in ASO accumulation in the retina that correlated with an increase in target engagement (removal of Exon X) and an increase in OPA1 protein (Exhibit 14 below). The study was conducted using female New Zealand white rabbits that were injected with a single dose of vehicle alone or vehicle containing ASO (n=3/group). On Days 15 and 29, the retinal tissue was collected and analyzed. Retinal exposure of ASO-14 surrogate (ST-1102) was elevated with increased dosing, dose-dependent target engagement was seen at all three time-points examined, and protein increase of OPA1 protein was observed at both Day 15 and Day 29 of the study. We further showed that in OPA1 haploinsufficient human cells, ASO-14-mediated increase in OPA1 protein translates to improved mitochondrial function as measured by the substantial restoration of ATP levels in the treated cells (Exhibit 15 below). ATP is produced by the mitochondria and is the key energy carrying molecule in cells. We observed a 20% ATP deficit in OPA1 +/- HEK293. Treatment with ASO-14 restored ATP levels to ~90% of control cells.

Exhibit 12: A representation of the non-productive mRNA splicing event in OPA1

Exhibit 13: Inhibition of NMD with cycloheximide allows for evaluation of the abundance of this event in vitro

Exhibit 14: Rabbit ASO demonstrates dose-dependent OPA1 protein increase in rabbit retina

Source: Venkatesh A, et al. Antisense oligonucleotide mediated increase of OPA1 expression using TANGO technology for treatment of autosomal dominant optic atrophy. Presented at The Association for Research in Vision and Ophthalmology; May 3-7, 2020; Baltimore, MD.

Exhibit 15: Human ASO demonstrates ATP upregulation in OPA1 haploinsufficient HEK293 cells

ASO treatment increased ATP levels in OPA1 deficient cells
P value 0.0006
P value <0.0001
ATP/total protein
1.2
1.0
0.8
0.6
0.4
0.2
0.0
Mock
ASO-14
Mock
ASO-14
N= 3
OPA1+/+
OPA1+/-
ASO treatment increased OPA1 protein levels
P value <0.0001
P value <0.0001
P value 0.0006
Normalized OPA1/actin expression
150
125
100
75
50
25
0
Mock
ASO-14
Mock
ASO-14
N= 1
OPA1+/+
OPA1+/-
*one-way ANOVA
#t-test

Source: Stoke data

In May 2021, we presented new preclinical efficacy data at the Association for Research in Vision and Ophthalmology (ARVO) Annual Meeting demonstrating that our TANGO ASOs can increase OPA1 protein levels and improve mitochondrial function in human cells derived from ADOA patients with different OPA1 mutations. Exhibit 16 below demonstrates that our TANGO ASO increases OPA1 protein and ATP linked mitochondrial respiration in ADOA patient cells.

Exhibit 16: TANGO ASO increases OPA1 protein and ATP linked mitochondrial respiration in ADOA patient cells

Source (left graph): Stoke data Source (right graph): Venkatesh A, et al. Antisense oligonucleotide mediated increase in OPA1 improves mitochondrial function in fibroblasts derived from patients with autosomal dominant optic atrophy (ADOA). Presented at The Association for Research in Vision and Ophthalmology; May 1-7, 2021.

In May 2022, we presented further preclinical data for STK-002 demonstrating in-vivo, dose-related target engagement and OPA1 protein upregulation with sustained effect in NHP retinal tissue following administration of STK-002 (Exhibit 17). Additionally, a dose-related increase in OPA1 protein was detected in retinal ganglion cells of NHPs treated with STK-002.

Exhibit 17. Dose-related target engagement and OPA1 protein upregulation in retinal tissue of NHPs following IVT administration of STK-002

Source Venkatesh A, et al. STK-002, an Antisense Oligonucleotide (ASO) for the Treatment of Autosomal Dominant Optic Atrophy (ADOA), is Taken Up by Retinal Ganglion Cells (RGC) and Upregulates OPA-1 Protein Expression After Intravitreal Administration to Non-human Primates (NHPs). ASGCT; May 16-19, 2022.

Clinical Plans

We have completed enrolled (n=48) across 10 sites in the United States, United Kingdom, Italy and Denmark in our two-year prospective natural history study of people ages 8 to 60 who have a confirmed diagnosis of ADOA that is caused by an OPA1 mutation (FALCON study). The FALCON study is designed to evaluate the rate of change in structural and functional ophthalmic assessments. Data collected from the FALCON study will support the clinical development of STK-002.

We have also received authorization in the United Kingdom to proceed with a Phase 1 open-label study (OSPREY) of children and adults ages 6 to 55 who have an established diagnosis of ADOA and have evidence of a genetic mutation in the OPA1 gene. The primary objectives for the study are to assess the safety and tolerability of single ascending doses of STK-002, as well as to determine the exposure in blood. A secondary objective is to assess efficacy following intravitreal administration of STK-002 in one eye of each patient as measured by changes in visual function and ocular structure as well as quality of life in patients with ADOA. We expect the OSPREY study to start in 2024.

Additional product opportunities

We are also advancing additional programs focused on multiple targets, including haploinsufficiency diseases of the CNS and eye. These tissues are affected in many severe genetic diseases.

Longer-term, we believe that ASOs designed using TANGO may have the potential to upregulate non-mutated genes in biological pathways to treat both rare and non-rare diseases or conditions that are caused by multiple genes or that are multifactorial. For these diseases, we intend to opportunistically secure partnerships with biopharmaceutical partners whose scientific, development or commercial capabilities complement our own.

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

Manufacturing

We currently contract with third parties to manufacture our products undergoing late-preclinical and clinical testing and anticipate using third parties for all commercial manufacturing. We do not own or operate facilities for product manufacturing, packaging, storage and distribution, or testing. We have personnel with extensive technical, manufacturing, analytical and quality experience and good project management to oversee contract manufacturing and testing activities. We will continue to expand and strengthen our network of third-party providers but may also consider investing in additional internal manufacturing capabilities in the future if there is a technical need, or a strategic or financial benefit.

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

Drug product

For the near future, we expect all our oligonucleotide drug products to consist of drug substance formulated in either saline, buffered saline, or some other diluent appropriate for intrathecal, intravitreal, subcutaneous, or intravenous injection. These types of formulations can be manufactured using common processes and readily available materials. We are establishing agreements with a variety of contractors that are suitably equipped to manufacture, package, and test these types of oligonucleotide drug product formulations for subsequent shipment to clinical sites. Several of these manufacturers would also be capable of formulation and packaging for commercial use.

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

If our current product candidate, STK-001, is approved for the treatment of Dravet syndrome, it may compete with other products currently marketed or in development. Currently marketed ASMs range from cannabidiols, such as Jazz Pharmaceuticals’ Epidiolex, Fintepla® (fenfluramine) from UCB, to GABA receptor agonists, such as clobazam and stiripentol, to glutamate blockers, such as topiramate. Companies such as Ovid Therapeutics/Takeda, Xenon Pharmaceuticals, Eisai Pharmaceuticals, Epygenix, Longboard Pharmaceuticals, CAMP4, Encoded Therapeutics and others are also developing treatments for Dravet syndrome. Many of the currently marketed ASMs are available as generics. In addition, numerous compounds are in clinical development for treatment of epilepsy. To our knowledge, the clinical development pipeline for non-disease modifying therapies includes cannabinoids, 5-HT release stimulants, cholesterol 24-hydroxylase inhibitors, potassium channel openers, and sodium channel antagonists from a variety of companies. Importantly, we believe none of the drugs in clinical development address the underlying genetic cause of Dravet syndrome. However, one company (Encoded Therapeutics) has announced a clinical development plan for a gene regulation therapy program in Dravet syndrome that may address the underlying genetic cause of Dravet syndrome.

Our second product candidate, STK-002, is in development for treatment of ADOA. There are no products currently marketed or in clinical development for treatment of ADOA. To our knowledge, there are also very limited preclinical development efforts beyond our product candidate. We believe that PYC Therapeutics is developing a cell penetrating peptide PMO conjugated to ASO for the treatment of ADOA.

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

A drug company’s ability to commercialize any products successfully will also depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, including government authorities, such as Medicare and Medicaid, private health insurers and other organizations. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Coverage and adequate reimbursement from third-party payors are critical to new product acceptance. Even if one or more products are successfully brought to the market, these products may not be considered cost effective, and the amount reimbursed for such products may be insufficient to allow them to be sold on a competitive basis. Third-party payors who reimburse patients or healthcare providers, such as government plans, are requiring that drug companies provide them with predetermined discounts from list prices and are seeking to reduce the prices charged or the amounts reimbursed for biopharmaceutical products.

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

With respect to our TANGO platform, we have exclusively licensed intellectual property for our TANGO technology from the University of Southampton, which includes issued U.S. and foreign patents and pending U.S. and foreign patent applications that cover the TANGO mechanisms. As of December 31, 2023, the issued U.S. patents, issued foreign patents, pending U.S. patent applications and pending foreign patent applications that we have licensed from the University of Southampton are anticipated to expire between 2035 and 2036, absent any patent term adjustments or extensions.

Separately, we have obtained patents and filed patent applications with claims that are intended to cover compositions of matter of oligonucleotides designed to target specific elements in genes for many genetic diseases that we believe are amenable to upregulation of target protein expression using our TANGO platform. As of December 31, 2023, the issued U.S. patents, the issued foreign patents and any patents that may issue from the currently pending patent applications, including PCT international applications, U.S. patent applications, and foreign patent applications, are expected to expire between 2036 and 2044, absent any patent term adjustments or extensions.

With respect to STK-001, as of December 31, 2023, we have exclusively licensed U.S. patents that cover the mechanism of action of STK-001, as well as foreign patents and pending foreign patent applications. The issued patents and any patents that may issue from these pending patent applications are expected to expire between 2035 and 2036, absent any patent term adjustments or extensions. As of December 31, 2023, we also own U.S. patents, a pending PCT international application, pending U.S. patent applications, foreign patents and pending foreign patent applications relating to STK-001, and the U.S. patents any patents that may issue from these pending patent applications are expected to expire between 2038 and 2044, absent any patent term adjustments or extensions.

With respect to STK-002, as of December 31, 2023, we have exclusively licensed U.S. patents that cover the mechanism of action of STK-002, as well as foreign patents and pending foreign patent applications. The issued patents and any patents that may issue from these pending patent applications are expected to expire between 2035 and 2036, absent any patent term adjustments or extensions. As of December 31, 2023, we also own issued U.S. and foreign patents, a pending PCT international application, pending U.S. patent applications, and pending foreign patent applications relating to STK-002, and any patents that may issue from these pending patent applications are expected to expire between 2038 and 2044, absent any patent term adjustments or extensions.

The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with the FDA requirements or by delays encountered during prosecution that are caused by the United States Patent and Trademark Office (the “USPTO”). For example, for drugs that are regulated by the FDA under the Hatch-Waxman Act, it is permitted to extend the term of a patent that covers such drug for up to five years beyond the normal expiration date of the patent. For more information on patent term extensions, see “Business—Government regulation: The Hatch-Waxman Act—Patent term extension”. In the future, if and when our biopharmaceutical product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Our currently issued patents will likely expire on dates ranging from 2035 to 2041, unless we receive patent term extension or patent term adjustment, or both. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2036 to 2044, unless we receive patent term extension or patent term adjustment, or both. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of genetic therapy has emerged in the United States. The patent situation outside of the United States is even more uncertain. Changes in the patent laws and rules, either by legislation, judicial decisions, or regulatory interpretation in the United States and other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, importing or otherwise commercializing any of our patented inventions, either directly or indirectly, will depend in part on our success in obtaining, defending and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our platform and product candidates and the methods used to manufacture them. Moreover, our issued patents and those that may issue in the future may not guarantee us the right to practice our technology in relation to the commercialization of our platform’s product candidates. The area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, and third parties may have blocking patents that could be used to prevent us from commercializing our TANGO platform and product candidates and practicing our proprietary technology. Our issued patents and those that may issue in the future may be challenged, narrowed, circumvented or invalidated, which could limit our ability to stop competitors from marketing related platforms or product candidates or limit the length of the term of patent protection that we may have for our TANGO platform and product candidates. In addition, the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies. For these reasons, we expect to have competition for our TANGO platform and product candidates. Moreover, because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before any product candidate can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent. For this and other risks related to our proprietary technology, inventions, improvements, platforms and product candidates, please see the section entitled “Risk Factors—Risks Related to our Intellectual Property.”

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

License and research agreements

In July 2015, the Company entered into a worldwide license agreement with CSHL (the “CSHL Agreement”), with respect to TANGO patents. Under the CSHL Agreement, the Company received an exclusive (except with respect to certain government rights and non-exclusive licenses), worldwide license under certain patents and applications relating to TANGO. The CSHL Agreement obligated the Company to make payments that are contingent upon certain milestones being achieved. The Company was also required to pay royalties, tiered based on the scope of patent coverage for each licensed product, ranging from a low-single digit percentage to a mid-single digit percentage on annual net sales. These royalty obligations applied on a licensed product-by-licensed product and country-by-country basis until the latest of (i) the expiration of the last valid claim of a CSHL patent covering the applicable licensed product or (ii) the expiration of any regulatory exclusivity for the applicable licensed product. In addition, if the Company sublicensed the rights under the CSHL Agreement, it was required to pay a maximum of twenty percent of the sublicense revenue to CSHL, which may have been reduced to a mid-teens or a mid-single digit percentage upon achievement of certain clinical milestones for the applicable licensed product. Finally, the Company was required to pay an annual license maintenance fee of $0.01 million, which amount is creditable against any owed royalty or milestone payments. The maximum aggregate potential milestone payments payable totaled approximately $0.90 million. Additionally, certain licenses under the CSHL Agreement required the Company to reimburse CSHL for certain past and ongoing patent related expenses, however there were no expenses related to these reimbursable patent costs during the years ended December 31, 2023 and 2022. After the completion of a 90-day waiting period, in May 2023 the Company terminated the CSHL Agreement. The Company does not expect the termination of the CSHL Agreement to have a significant impact on the intellectual property underlying any of its current product candidates, including STK-001 and STK-002, or its continued development of the TANGO platform.

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton (the “Southampton Agreement”), whereby the Company acquired rights to foundational technologies related to the Company’s TANGO technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. As of December 31, 2023, the Company had paid $0.7 million under the Southampton Agreement as a result of entering into the Acadia Pharmaceuticals Inc. license and collaboration agreement in January 2022 (see Note 8). Additionally, certain licenses under the Southampton Agreement require the Company to reimburse the University of Southampton for certain past and ongoing patent related expenses. For the year ended December 31, 2023 these expenses were $0.2 million compared to $0.02 million for the year ended December 31, 2022.

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

After completion of the required clinical testing, an NDA is prepared and submitted to FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently $4,048,695 for fiscal year 2024, and the applicant under an approved NDA is also subject to an annual program fee, currently $416,429 for each prescription drug product. These fees are typically increased annually. Sponsors of applications for drugs granted Orphan Drug Designation are exempt from these user fees.

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

The voucher, which is transferable to another sponsor, may be submitted with a subsequent NDA or biologics license application, or BLA, and entitles the holder to priority review of the accompanying NDA or BLA. The sponsor submitting the priority review voucher must notify FDA of is intent to submit the voucher with the NDA or BLA at least 90 days prior to submission of the NDA or BLA and must pay a priority review user fee in addition to any other required user fee. FDA must take action on an NDA or BLA under priority review within six months of filing the NDA or BLA by FDA.

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

The Best Pharmaceuticals for Children Act (the “BPCA”) provides NDA holders a six-month extension of any exclusivity—patent or nonpatent—for a drug if certain conditions are met. Conditions for exclusivity include FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, FDA making a written request for pediatric studies, and the applicant agreeing to perform, and reporting on, the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

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

Exclusivity

Upon NDA approval of a new chemical entity (“NCE”), which is a drug that contains no active moiety that has been approved by FDA in any other NDA, that drug receives five years of marketing exclusivity during which FDA cannot receive any ANDA seeking approval of a generic version of that drug. An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA may be filed before the expiration of the exclusivity period. Certain changes to a drug, such as the addition of a new indication to the package insert, can be the subject of a three-year period if the application contains reports of new clinical investigations (other than bioavailability studies) conducted or sponsored by the sponsor that were essential to the approval of the application. FDA cannot approve an ANDA for a generic drug that includes the change during the exclusivity period.

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

Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary to order a receive a reimbursable item or service from a particular supplier, and the additional federal criminal statutes created by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which prohibits, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services.

In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, including the Final Omnibus Rule published on January 25, 2013, impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services involving the storage, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, and often are not pre-empted by HIPAA. For example, the California Consumer Privacy Act of 2018 (“CCPA”), imposes obligations on businesses to which it applies, including, but not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data, although it exempts some data processed in the context of clinical trials. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which went into effect on January 1, 2023, imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that is vested with authority to implement and enforce the CCPA and CPRA. Virginia’s Consumer Data Protection Act, which took effect on January 1, 2023, requires businesses subject to the legislation to conduct data protection assessments in certain circumstances and requires opt-in consent from consumers to acquire and process their sensitive personal information, which includes information revealing a consumer’s physical and mental health diagnosis and genetic and biometric information that can identify a consumer. In addition, Colorado enacted the Colorado Privacy Act, and Connecticut enacted the Connecticut Data Privacy Act, each of which took effect on July 1, 2023, and Utah enacted the Consumer Privacy Act, which became effective on December 31, 2023, and each of these laws may increase the complexity, variation in requirements, restrictions and potential legal risks, and could require increased compliance costs and changes in business practices and policies. Other states have also enacted, proposed, or are considering proposing, data privacy laws, which could further complicate compliance efforts, increase our potential liability and adversely affect our business.

Further, pursuant to the federal Physician Payments Sunshine Act, enacted as part of the ACA, the Centers for Medicare & Medicaid Services (the “CMS”) has issued a final rule that requires manufacturers of approved prescription drugs that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with certain exceptions, to collect and report annually information on certain payments or transfers of value to physicians, physician assistants, certain types of advance practice nurses and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, such providers, and to report annually certain ownership and investment interests held by physicians and their immediate family members. The reported data is made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Still other states require the posting of information relating to clinical studies and their outcomes. A growing number of states require the reporting of certain pricing information, including information pertaining to and justifying price increases and the prices of newly launched drugs, or prohibit prescription drug price gouging. In addition, certain states require pharmaceutical companies to implement compliance programs and/or marketing codes. Certain states and local jurisdictions also require the registration of pharmaceutical sales representatives. Compliance with these laws is difficult and time consuming, and companies that do not comply with these state laws face civil penalties.

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

Possible change in law or policy

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. Several healthcare reform proposals recently culminated in the enactment of the Inflation Reduction Act (the “IRA”), which, among other things, allows the U.S. Department of Health and Human Services (“HHS”) to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products take place in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products will begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations. HHS will announce the negotiated maximum fair prices by September 1, 2024, and this price cap, which cannot exceed a statutory ceiling price, will go into effect on January 1, 2026. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation. In addition, the IRA will eliminate, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including significant civil monetary penalties. These provisions have been and may continue to be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the biopharmaceutical industry and the pricing of prescription drug products. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented.

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

Following the United Kingdom’s exit from the European Union on December 31, 2020, different rules apply in the United Kingdom from the European Union. In the United Kingdom, clinical trials are governed by the Medicines for Human Use (Clinical Trials) Regulations 2004. These regulations are based on the predecessor EU regulations to the CTR. The CTR have not been adopted in the United Kingdom. Under the U.K. regulations, an approval is required from the MHRA together with a positive ethics committee opinion. Clinical trials which take place in the U.K. and on NHS hospital sites, typically do so on the basis of standardized documentation which set out indemnification provisions. In the UK, there are proposals to replace the current U.K. regulations with revised legislation, which will include changes with respect to transparency, approval pathways and regulatory requirements.

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

In April 2023, the European Commission adopted a proposal for a new Directive and a new Regulation, which revise and replace the existing general pharmaceutical legislation. The proposed changes include the proposal to recast Directive 2001/83/EC, i.e., the Community Code and the creation of a new Regulation laying down EU marketing authorization of medicinal products that will replace Regulation (EC) No 726/2004, Regulation (EC) No 141/2000 on orphan drugs and Regulation (EC) No 1901/2006 on pediatric medicines, and amend Regulation (EC) No 1394/2007 on ATMP and Regulation 536/2014, i.e., the CTR. The proposals include significant changes, in particular with regard to the document protection and market exclusivity periods for medicinal products. In October 2023, the European Parliament proposed revisions to the European Commission proposals with diverging views on various topics. Further changes may be expected while the legislative process continues.

Reimbursement for medicinal products is still an area that is not harmonized in the EU, but largely governed by EU Member States’ laws. However, there are some EU level legal frameworks that must be taken into account, including Council Directive 89/105/EEC (the “Price Transparency Directive”). The aim of the Price Transparency Directive is to ensure that pricing and reimbursement mechanisms established in EU Member States are transparent and objective, do not hinder the free movement and trade of medicinal products in the EU and do not hinder, prevent or distort competition on the market. The Price Transparency Directive does not, however, provide any guidance concerning the specific criteria based on which pricing and reimbursement decisions are to be made in individual EU Member States. Neither does it have any direct consequence for pricing or levels of reimbursement in individual EU Member States. The national authorities of the individual EU Member States are free to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and/or reimbursement of medicinal products for human use. Individual EU Member States adopt policies according to which a specific price or level of reimbursement is approved for the medicinal product. Other EU Member States adopt a system of reference pricing, basing the price or reimbursement level in their territory either, on the pricing and reimbursement levels in other countries, or on the pricing and reimbursement levels of medicinal products intended for the same therapeutic indication. Furthermore, some EU Member States impose direct or indirect controls on the profitability of the company placing the medicinal product on the market.

Health Technology Assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of the use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the national healthcare system. Those elements of medicinal products are compared with other treatment options available on the market.

The outcome of HTA may influence the pricing and reimbursement status for specific medicinal products within individual EU member states. The extent to which pricing and reimbursement decisions are influenced by the HTA of a specific medicinal product vary between the EU Member States.

A new EU Regulation on HTA was adopted on December 13, 2021, Regulation (EU) 2021/2282 of the European Parliament and of the Council of 15 December 2021 on health technology assessment and amending Directive 2011/24/EU (“HTA Regulation”). It will become applicable on January 12, 2025. The HTA Regulation covers new medicines and certain new medical devices, “providing the basis for permanent and sustainable cooperation at the EU level for joint clinical assessments in these areas.” Member states will be able to use common HTA tools, methodologies and procedures across the EU, working together in four main areas: 1) joint clinical assessments focusing on the most innovative health technologies with the most potential impact for patients; 2) joint scientific consultations whereby developers can seek advice from HTA authorities; 3) identification of emerging health technologies to identify promising technologies early; and 4) continuing voluntary cooperation in other areas. Individual member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

In the United Kingdom and following the United Kingdom’s exit from the European Union, EU medicines regulation has been adopted as standalone United Kingdom legislation with some amendments to reflect procedural and other requirements with respect to marketing authorizations and other regulatory provisions.

In order to market a medicinal product in the United Kingdom, a license or marketing authorization must be obtained from the United Kingdom Medicines and Healthcare Products Regulatory Agency (the “MHRA”). The United Kingdom legislation includes multiple assessment routes for applications for medicinal products, including a 150-day national assessment or a rolling review application. Further, and until December 31, 2023, the MHRA could rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure (“ECDRP”) and had the power to have regard to marketing authorizations approved in EU member states (“MRDCRP”). After January 1, 2024, both of those recognition procedures (the ECDRP and the MRDCRP) have been replaced by a new international recognition framework.

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

The United Kingdom has adopted new legislation, the Medicines and Medical Devices Act 2021 and may make changes to the licensing or authorization of medicines in the future. The separate U.K. authorization system, albeit with international recognition procedures in the UK, may lead to additional regulatory costs. In addition, even though at the moment the United Kingdom retains acceptance of batch testing and EU certification, further regulatory costs may be incurred with respect to the lack of mutual recognition of batch testing and related regulatory measures between the European Union and the United Kingdom.

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

Employees and Human Capital Resources

As of December 31, 2023, we had 110 employees, 37 of whom have an M.D. or Ph.D. We have not experienced any work stoppages. None of our employees is represented by a labor union or covered by collective bargaining agreements, and we consider our relationship with our employees to be good.

We seek to attract, hire and retain individuals of diverse backgrounds and of all ages, genders, ethnicities, religions, home countries and sexual orientation. As of December 31, 2023, approximately 59% of our employees are female, and approximately 47% of our management team (which we define as at the vice president level and above) are female. More than 36% of our employees self-identify as racially or ethnically diverse as of December 31, 2023.

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
•
the direct and indirect impact of general economic, industry and market conditions, including fluctuating interest rates, inflation, market volatility, potential recessions, a potential federal government shutdown, and any health pandemic on our business and operations, third party vendors, supply chain, and regulatory approvals;
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

STK-001 is currently being evaluated in human clinical trials, and we may experience unexpected or negative results in the future. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. The positive results we have observed for our product candidates in preclinical animal models may not be predictive of our future clinical trials in humans, as mouse models carry inherent limitations relevant to all preclinical studies. In particular, the Dravet syndrome mouse model is more severe than the human disease and provides a shorter post-symptomatic observation period. Trial designs and results from early-phase trials are not necessarily predictive of future clinical trial designs or results, and initial positive results we may observe may not be confirmed in later-phase clinical trials. For example, although we recently reported end of study data from our Phase 1/2a open-label studies of STK-001 demonstrating a reduction in median convulsive seizure frequency compared to baseline, these results were based on pooling data from the Phase 1/2a open-label studies of STK-001 in the United States (MONARCH) and in the United Kingdom (ADMIRAL) and additional trials may not confirm these results. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development even if they successfully advance through initial clinical trials, and preliminary interim data readouts of ongoing trials may show results that change when such trials are completed. We may not be able to demonstrate a disease-modifying effect of STK-001 in our clinical trials in Dravet syndrome patients, even if we are able to demonstrate efficacy on seizure reduction, and we may be similarly unable to demonstrate the efficacy of STK-002 in our ADOA program or other future programs. In addition, our clinical trials to date have necessarily involved relatively small numbers of participants. Therefore, conclusions we draw based upon trial results to date may not be repeatable across larger cohorts of participants or patients with different characteristics. Moreover, even if our clinical trials demonstrate acceptable safety and efficacy of STK-001, STK-002 or our future product candidates, the labeling we obtain through negotiations with the FDA or foreign regulatory authorities may not include data on secondary endpoints and may not provide us with a competitive advantage over other products approved for the same or similar indications.

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

Clinical trials may be placed on a full or partial clinical hold by the FDA, foreign regulatory authorities, or us for various reasons, including but not limited to: deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols; deficiencies in the clinical trial operations or trial sites; deficiencies in the trial designs necessary to demonstrate efficacy; fatalities or other adverse effects arising during a clinical trial due to medical problems that may or may not be related to clinical trial treatments; the product candidates may not appear to be more effective than current therapies; the quality or stability of the product candidates may fall below acceptable standards; or the data from animal studies are not sufficient to support the anticipated exposure (dose, route of administration, and duration) for the proposed clinical trial. For example, in March 2020, we announced that the FDA had placed a partial clinical hold on doses of STK-001 above 20mg in the MONARCH study based on observations of adverse hind limb paresis in non-human primates, pending additional preclinical testing. The partial clinical hold remains in place in the MONARCH study for single and multiple doses above 70mg, and in the SWALLOWTAIL open-label extension study for chronic doses above 45mg. Although we have now announced end of study data from the MONARCH study, if the partial clinical hold is not lifted, our ability to successfully conclude other studies related to STK-001, and our business, results of operations and financial condition, may be adversely affected.

In addition, we, the FDA, foreign regulatory authorities, or an IRB or similar foreign review board or committee, may delay initiation of, suspend or limit dose escalation of clinical trials of a product candidate at any time for various reasons, including if we or they believe the healthy volunteer subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a product candidate or a related product in preclinical trials or on healthy volunteer subjects or patients in a clinical trial could result in such a decision. For example, in November 2022, we announced our decision to limit chronic dosing in the open-label extension studies to 30mg in SWALLOWTAIL in the U.S. and 45mg in LONGWING in the U.K. Our decision at that time was based on interactions with regulatory agencies and a review of interim chronic toxicology data from a study in NHPs in which the total drug administered to NHPs over a 1-year period was substantially higher than what we would anticipate giving to participants in clinical trials.

Even if we complete the necessary preclinical studies and clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than we seek.

Prior to commercialization, STK-001, STK-002, and our other future product candidates must be approved by the FDA pursuant to an NDA in the United States and pursuant to similar marketing applications by the EMA and similar regulatory authorities outside the United States. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market STK-001, STK-002 or any of our other future product candidates from regulatory authorities in any jurisdiction. We have no experience in submitting and supporting the applications necessary to gain marketing approvals, and, in the event regulatory authorities indicate that we may submit such applications, we may be unable to do so as quickly and efficiently as desired. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept or file any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate.

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

To market and sell STK-001, STK-002 and our future product candidates, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Failure to obtain foreign regulatory approvals or non-compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. The United Kingdom’s exit from the European Union (the “EU”), which is referred to as “Brexit,” became fully effective on December 31, 2020. Brexit continues to create political and economic uncertainty, particularly in the United Kingdom and the EU. Prior to Brexit, a significant proportion of the regulatory framework in the United Kingdom was derived from EU directives and regulations. Following Brexit, the United Kingdom retained the EU regulatory regime with certain modifications as standalone U.K. legislation. Therefore, the U.K. regulatory regime is currently similar to EU regulations, but the United Kingdom has enacted new legislation, the Medicines and Medical Devices Act. Under this legislation, the U.K. may adopt changed regulations that may diverge from the EU legislative regime for medicines, including their research, development and commercialization and has issued a consultation document with respect to future changes. Brexit may lead to additional regulatory costs and could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the EU.

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

In addition to side effects caused by our product candidates, the intrathecal or intravitreal administration process or related procedures also can cause adverse side effects. If any such adverse events occur, our clinical trials could be suspended or terminated. If we are unable to demonstrate that any adverse events were caused by the administration process or related procedures, the FDA, the European Commission, the EMA, the U.K. MHRA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we can demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may adversely affect our business, financial condition, results of operations and prospects significantly. Finally, SPINRAZA, which is produced by Biogen Inc., is an ASO therapy utilizing intrathecal delivery, and if SPINRAZA is found to cause undesirable side effects or to be unsafe due to a potential class effect, it may adversely affect demand for STK-001 and our other future product candidates. Other ASOs in clinical development utilizing intrathecal delivery could also generate data that could adversely affect the clinical, regulatory or commercial perception of STK-001 and our other future product candidates.

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

A Breakthrough Therapy Designation by the FDA, even if granted for STK-001, STK-002 or any of our future product candidates, may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the product candidate will receive marketing approval.

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may not obtain or may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

In addition, in the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. Previously, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) was enacted, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Healthcare reform initiatives recently culminated in the enactment of the Inflation Reduction Act (“IRA”) in August 2022, which, among other things, allows U.S. Department of Health and Human Services (“HHS”) to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that the Centers for Medicare & Medicaid Services (“CMS”) reimburses under Medicare Part B and Part D. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) are eligible be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. Negotiations for Medicare Part D products take place in 2024 with the negotiated price taking effect in 2026, and negotiations for Medicare Part B products will begin in 2026 with the negotiated price taking effect in 2028. In August 2023, HHS announced the ten Medicare Part D drugs and biologics that it selected for negotiations. HHS will announce the negotiated maximum fair prices by September 1, 2024, and this price cap, which cannot exceed a statutory ceiling price, will go into effect on January 1, 2026. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The negotiated prices will represent a significant discount from average prices to wholesalers and direct purchasers. The law also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program which requires manufacturers to subsidize 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket maximum, and 20% once the out-of-pocket maximum has been reached. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry.

In addition, other legislative changes have been proposed and adopted. These changes included aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in 2013, and will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations. Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA authorization under an FDA expanded access program; however, manufacturers are not obligated to provide investigational new drug products under the current federal right to try law. We may choose to seek an expanded access program for our product candidates, or to utilize comparable rules in other countries that allow the use of a drug, on a named patient basis or under a compassionate use program.

Furthermore, there have been, and continue to be, a number of other initiatives at the United States federal and state levels that seek to reduce healthcare costs. For example, in December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including an alternative rebate calculation for line extensions that is tied to the price increases of the original drug, and Best Price reporting related to certain value-based purchasing arrangements. Additionally, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs on a unit of drug is eliminated. Elimination of this cap may, in some cases, require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products. Further, the Infrastructure Investment and Jobs Act added a requirement, effective January 1, 2023, for manufacturers of certain single-source drugs separately paid for under Medicare Part B for at least 18 months and marketed in single-dose containers or packages (known as refundable single-dose containers or single-use package drugs) to provide annual refunds for any portions of the dispensed drug that are unused and discarded if those unused or discarded portions exceed an applicable percentage defined by statute or regulation. Manufacturers are subject to periodic audits and those that fail to pay refunds for their refundable single-dose containers or single-use package drugs shall be subject to civil monetary penalties. Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices.

We expect that the ACA, the IRA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.

At the state level in the United States, legislatures are increasingly enacting laws and implementing regulations designed to control pharmaceutical and biologic product pricing, including price constraints, restrictions on certain product access, reporting on price increases and the introduction of high-cost drugs.

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

As part of our business strategy for STK-001, we received Orphan Drug Designation for the treatment of Dravet syndrome in the United States in 2019 and also in the EU in 2022. As part of our business strategy for STK-002, we received Orphan Drug Designation for the treatment of autosomal dominant optic atrophy (ADOA) in the United States in 2022. We may seek such designations for our product candidates in other countries as well. However, Orphan Drug Designation does not guarantee future orphan drug marketing exclusivity, and there is no guarantee that we will be successful in obtaining such designation for our future product candidates.

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

Restrictions under applicable U.S. federal and state healthcare laws and regulations include the following:

•
the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under government healthcare programs such as Medicare and Medicaid, and a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
federal false claims laws, including the federal False Claims Act, imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent (including claims for items and services resulting from a violation of the federal Anti-Kickback Statute) or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government, and certain marketing practices, including off-label promotion, may also violate false claims laws;
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

Some state and local laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers. Other state laws require pharmaceutical companies to report marketing expenditures or price increases that exceed a statutory threshold, as well as information on the reasons for the price increase, or to report the introduction into the market of costly drugs. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We rely on third parties for genetic testing, and on third-party CROs, CMOs, consultants and others to design, conduct, supervise and monitor key activities relating to, discovery, manufacturing, preclinical studies and clinical trials of our product candidates, and we intend to do the same for future activities relating to existing and future programs. Because we rely on third parties and do not have the ability to conduct all required testing, discovery, manufacturing, preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of discovery, manufacturing, preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs, CMOs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties we contract with might not be diligent, careful or timely in conducting our discovery, manufacturing, preclinical studies or clinical trials, resulting in testing, discovery, manufacturing, preclinical studies or clinical trials being delayed or unsuccessful, in whole or in part. In addition, these third parties may be subject to macroeconomic conditions, such as staffing shortages and supply chain or inflationary pressures that limit their ability to achieve anticipated timelines or result in a greater cost to us. For example, we are aware of a shortage of NHPs available for preclinical studies and although that is not expected to impact our current business, if we begin new product development programs we could be subject to longer development times or difficulty completing necessary research.

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

The biotechnology and pharmaceutical industries, including the genetic medicine and antisense oligonucleotide fields, are characterized by rapidly changing technologies, competition and a strong emphasis on intellectual property. We are aware of several companies focused on developing RNA-based treatments in various indications as well as several companies addressing other methods for modifying genes and regulating protein expression. We also expect to face competition from large and specialty pharmaceutical and biotechnology companies, academic research institutions, government agencies and public and private research institutions.

Numerous treatments for epilepsy exist, including 5-HT agonists, such as UCB’s Fintepla, cannabidiols, such as Jazz Pharmaceuticals’ Epidiolex, GABA receptor agonists, such as clobazam and stiripentol, and glutamate blockers, which is one of the mechanisms of action of topiramate. In addition, numerous compounds are in clinical development for treatment of epilepsy. We believe the clinical development pipeline includes cannabinoids, 5-HT release stimulants, cholesterol 24-hydroxylase inhibitors, potassium channel openers, and sodium channel agonists from a variety of companies. In addition to competition from these small molecule drugs, any products we may develop may also face competition from other types of therapies, such as gene therapy, gene editing, tRNA therapies, modified mRNA therapies or other ASO approaches. For example, one company (Encoded Therapeutics) has announced a clinical development plan for a gene regulation therapy in Dravet syndrome that may address the underlying genetic cause of the disease.

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

We have entered into a collaboration with Acadia Pharmaceuticals to discover or develop certain novel RNA-based medicines for the potential treatment of severe and rare genetic neurodevelopmental diseases of the central nervous system (“CNS”). The collaboration includes SYNGAP1 syndrome, Rett syndrome (MECP2), and an undisclosed neurodevelopmental target of mutual interest, and such collaboration could represent a significant portion of our product pipeline. We may derive a significant portion of our future revenue from these agreements or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development services and resulting options to acquire any licenses of successful product candidates, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research.

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

We have incurred net losses in each year since our inception. We incurred net losses of $104.7 million and $101.1 million, for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had accumulated deficits of $401.8 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for STK-001, STK-002 and other future product candidates, if any, and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our cash, cash equivalents and marketable securities of $201.4 million as of December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements to the end of 2025. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution.

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

We have incurred substantial losses during our history. We do not expect to be profitable soon and may never achieve profitability. As of December 31, 2023, we had federal and state net operating loss carryforwards, or NOLs, of approximately $189.5 million and $199.4 million, respectively, and as of December 31, 2022, we had federal and state NOLs of approximately $210.9 million and $212.8 million, respectively. Our pre-2018 NOLs expire at various dates beginning in 2034. In general, NOLs generated in and after 2018 have no expiration. To the extent that we continue to generate NOLs, unused NOLs carry forward to offset future taxable income until such NOLs expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986 ("IRC"), as amended, or the Code, if a corporation undergoes an “ownership change,”

generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. The Company recently performed an IRC 382 study and identified ownership changes in prior years. Based on existing Section 382 limitations, $0.9 million of the existing federal NOL will not be utilizable due to restrictive limitations. We may experience additional ownership changes in the future because of subsequent shifts in our stock ownership. As a result, our ability to use our pre-change NOLs to offset U.S. federal taxable income, if any, is subject to limitations, which could potentially result in increased future tax liability. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

U.S. federal income tax reform and changes in other tax laws could adversely affect us.

In December 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law, significantly reforming the Code. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of business interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a partial “territorial” system, and modifies or repeals many business deductions and credits. Beginning in 2022, the TCJA also eliminated the option to immediately deduct research and development expenditures and required taxpayers to amortize domestic expenditures over five years and foreign expenditures over fifteen years.

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

We own an issued U.S. patent covering STK-001 and related compositions, an issued U.S. patent covering the mechanism of action of STK-001 and use of STK-001 for treating diseases, and a pending PCT international application and five pending U.S. patent applications covering STK-001 and related compositions, and use of STK-001 for treating diseases. We have also in-licensed two issued U.S. patents and at least six issued foreign patents that cover the mechanism of action of STK-001, use of the mechanism for treating diseases, and related compositions. We have obtained at least fifteen issued foreign patents covering STK-001, related compositions and its uses and are currently pursuing patent protection for STK-001, related compositions, and its uses in several economically significant countries. With respect to STK-002, we have applied for and are currently pursuing patent protection for the mechanism of action, compositions related to STK-002, and uses of those compositions in several economically significant countries. We own an issued U.S. patent and an issued foreign patent covering STK-002 and related compositions. We also own a pending PCT international application and numerous pending U.S. and foreign patent applications covering STK-002 and related compositions, mechanism of action and use of STK-002 for treating diseases. Furthermore, our in-licensed issued U.S. patents and foreign patents (mentioned above) cover the mechanism of action of STK-002. We cannot be certain that any of these pending patent applications will issue as patents, and if they do, that such patents will cover or adequately protect STK-001, STK-002 and other programs or that such patents will not be challenged, narrowed, circumvented, invalidated or held unenforceable.

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

Geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Similarly, the ongoing conflict in Israel could result in regulatory delays or the inability to secure intellectual property or commercialize our products there. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

Additionally, starting from June 1, 2023, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). This is a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

More recently, the SEC has enacted regulations requiring companies to disclose or otherwise provide notifications regarding data security breaches. For example, the SEC recently adopted cybersecurity risk management and disclosure rules, which require the disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy and governance. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2008 caused extreme volatility and disruptions in the capital and credit markets. Similarly, the global economy has been impacted by fluctuating interest rates and inflation, as well as the possibility of a recession or further economic downturn. Moreover, adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. While we only had a minimal amount of our cash directly at SVB and, since that date, the FDIC has stated that all depositors of SVB will be made whole, there is no guarantee that the federal government would guarantee all depositors in the event of future bank closures, and continued instability in the banking system may adversely impact our business and financial condition. Likewise, the capital and credit markets may be adversely affected by the ongoing conflicts in Israel and Ukraine, and the possibility of a wider Middle Eastern, European or global conflict, global sanctions imposed in response thereto, an energy crisis and potential recessions. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Also, hospitals and other medical facilitates face staffing shortages, whether due to labor relations or otherwise, which could potentially cause delays in enrollment, site visits, evaluations or other activities important to our research and development efforts. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

In addition, the stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of the issuer, including as a result of general economic conditions. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk factors” section, could have a dramatic and adverse impact on the market price of our common stock.

Our principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2023 entities affiliated with Skorpios Trust beneficially owned 31.46% of the voting power of all outstanding shares of our common stock. As a result, these entities will have considerable influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of such entities may not be the same as or may even conflict with your interests. For example, these entities could potentially delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) in which we have total annual gross revenue of at least $1.235 billion or (b) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period and (iii) December 31, 2024. We anticipate ceasing to be an emerging growth company as of December 31, 2024, which is the last day of our fiscal year following the fifth anniversary of the completion of our IPO.

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

We previously were not required to independently comply with Section 404(a) of the Sarbanes-Oxley Act. Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC. We were required to meet these standards in the course of preparing our financial statements as of and for the year ended December 31, 2023, and our management is required to report on the effectiveness of our internal control over financial reporting for such year and annually thereafter. Additionally, once we are no longer an “emerging growth company,” our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We recognize the critical importance of maintaining the trust and confidence of our all of our stakeholders. Our business increasingly depends on the efficient and uninterrupted operation of our information technology systems and those of our third-party contract research organizations, contract manufacturing organizations, or other vendors, contractors or consultants. Our board of directors and our management team are actively involved in the oversight of risk management, and cybersecurity represents an important component of our overall approach to compliance and risk management. Our cybersecurity policies, standards, processes and practices are integrated into our approach to compliance and risk management and follow recognized industry best practices. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, integrity, and availability of the information that we collect, process, and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Cybersecurity Risk Mitigation

As one of the critical elements of our overall approach to compliance and risk management, our cybersecurity program is focused on the following key areas:

Confidentiality and Integrity: To ensure the confidentiality and integrity of data and systems, we leverage encryption of data during transfer and at rest whenever possible and as necessary, least privileged access when granting access, strong passwords and two-factor authentication, and version-controlled file systems.

Availability: To preserve the availability of data and systems, we perform daily backups with some occurring multiple times a day. Additionally, to mitigate ransomware, data is stored in version-controlled file systems. When implementing systems, architectural patterns for redundancy and failover are used.

Other Technical Safeguards: Additional technical safeguards that are designed to protect our information systems from cybersecurity threats include endpoint tools that detect and prevent threats on a computer and monitor for vulnerabilities, next generation firewalls, intrusion prevention and detection systems, and cybersecurity testing of our systems.

Monitoring: We maintain a security operations center that monitors our systems and networks for anomalous activity. Additionally, our information technology (“IT”) team actively monitors different cybersecurity threat intelligence sources and responds accordingly based on risk.

Education and Awareness: We provide regular, mandatory security awareness training for personnel to educate our employees on cybersecurity threats and to communicate our evolving information security policies, standards, processes, and practices. In addition to the training, we periodically test employees with phishing emails.

Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

Incident Response and Recovery Planning: We have established and maintain comprehensive incident response and recovery plans to address our response to a cybersecurity incident.

Third-Party Risk Management: We maintain a risk-based approach to identifying cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Policies and Processes: We engage in the periodic assessment of our policies, standards, processes, and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, penetration testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures. The results of such exercises, if material, are reported to the audit committee of our board and our board of directors, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Governance

Our board of directors, in coordination with our audit committee, oversees our risk management process. Our audit committee receives presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. Our board of directors and audit committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On a periodic basis, our board of directors and audit committee discuss our approach to cybersecurity risk management with our head of IT.

Our head of IT, in coordination and with support from our executive management team, works collaboratively across the company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. Through ongoing communications with our entire employee basis and appropriate third-party contractors, the head of IT and the management team monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to our audit committee when appropriate.

Our head of IT has over 20 years of experience building and managing information systems with cybersecurity principles, such as least privileged access, patching and vulnerability management, encryption, etc., as part of a foundation to ensure confidentiality, integrity, and availability. Our head of IT has also served in consulting and architecture roles for cybersecurity and compliance projects ranging from design and auditing systems, red team testing, to compliance audits and remediation for the Sarbanes-Oxley Act of 2002, as amended, and the payment card industry data security standards.

No cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to affect us, including our business strategy, results of operations or financial condition

Item 2. Properties.

We currently occupy approximately 38,000 square feet of office and laboratory space in Bedford, Massachusetts, under a lease that expires December 31, 2026. We also occupy 4,842 square feet of office space in Cambridge, Massachusetts under a lease that expires on April 30, 2025. We believe that our facilities suffice to meet our current and near-term needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

From time to time we may be subject to various claims, complaints and legal actions that arise in the normal course of business. We are not presently party to any legal proceedings that, in the opinion of management, the outcome of which could have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputation harm, and other factors. There can be no assurance that future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, financial condition, or results of operations.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Holders of Record

As of December 31, 2023, there were 6 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Our first compound, STK-001, is in clinical testing for the treatment of Dravet syndrome, a severe and progressive genetic epilepsy. Dravet syndrome is characterized by frequent, prolonged and refractory seizures beginning within the first year of life. The disease is classified as a developmental and epileptic encephalopathy due to the developmental delays and cognitive impairment associated with it. Dravet syndrome is one of many diseases caused by a haploinsufficiency, in which a loss of approximately 50% of normal protein levels leads to disease. We have announced end of study data from our two Phase 1/2a open-label studies of STK-001, MONARCH in the United States and ADMIRAL in the United Kingdom. We also have SWALLOWTAIL in the U.S. and LONGWING in the U.K., which are Open Label Extension (“OLE”) studies of STK-001 for children and adolescents with Dravet syndrome. Patients who participated in the MONARCH study in the United States or the ADMIRAL study in the United Kingdom and met study entry criteria are eligible to continue treatment in SWALLOWTAIL or LONGWING, respectively, both of which are designed to evaluate the long-term safety and tolerability of repeat doses of STK-001.

We are also pursuing treatment for a second haploinsufficient disease, autosomal dominant optic atrophy (“ADOA”), the most common inherited optic nerve disorder. STK-002 is our lead clinical candidate for the treatment of ADOA. STK-002 is designed to upregulate OPA1 protein expression by leveraging the non-mutant (wild-type) copy of the OPA1 gene to restore OPA1 protein expression with the aim to stop or slow vision loss in patients with ADOA. We have received authorization in the United Kingdom to proceed with a Phase 1 open-label study (OSPREY) of STK-002, and we expect the study to start in 2024.

In May 2022, we filed a universal Shelf Registration statement on Form S-3 (the “Registration Statement”) with the SEC. The Registration Statement was declared effective by the SEC on May 31, 2022, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by us of up to a maximum aggregate offering price of $400.0 million of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (“Sales Agreement”). The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The $150.0 million of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $400.0 million of securities that may be offered, issued and sold by us under the base prospectus. As of December 31, 2023, we had issued approximately 6.3 million shares of common stock pursuant to the Sales Agreement for net proceeds of $52.1 million. We may terminate this at-the-market program at any time, pursuant to its terms.

As of December 31, 2023 and 2022 we had $201.4 million and $229.6 million, respectively, in cash, cash equivalents and marketable securities.

Since inception, we have had operating losses, the majority of which are attributable to research and development activities. Our net losses were $104.7 million and $101.1 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $401.8 million and as of December 31, 2022, we had an accumulated deficit of $297.2 million.

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

Based upon our current operating plan, we believe that our cash, cash equivalents and marketable securities of $201.4 million as of December 31, 2023, together with the proceeds since December 31, 2023 from the Sales Agreement of $1.3 million, will enable us to fund our operating expenses and capital expenditure requirements to the end of 2025. To date, we have not had any products approved for sale and have not generated any product sales. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Financial Operations Overview

Revenue

We currently do not have any products approved for sale and have not generated any revenue since inception through December 31, 2023. If we are able to successfully develop, receive regulatory approval for and commercialize any of our current or future product candidates alone or in collaboration with third parties, we may generate revenue from the sales of these product candidates.

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

For the year ended, December 31, 2023, we recognized revenue related to the Acadia collaboration of $8.8 million and for the year ended, December 31, 2022, we recognized revenue related to the Acadia collaboration of $12.4 million.

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

The table below summarizes our research and development expenses incurred by development program:

	Year ended December 31,
	2023	2022
	(in thousands)
STK-001	$27,078	$25,327
STK-002	7,997	9,087
SYNGAP1	554	405
MECP2	994	745
Non-program specific and unallocated research and development expenses	45,608	42,273
Total research and development expenses	$82,231	$77,837

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

Results of Operations for the Years Ended December 31, 2023 and 2022

The following table sets forth our results of operations:

	Year ended December 31,
	2023	2022
	(in thousands)
Consolidated statements of operations
Revenue	$8,780	$12,405
Operating expenses:
Research and development	82,231	77,837
General and administrative	41,322	38,924
Total operating expenses	123,553	116,761
Loss from operations	(114,773)	(104,356)
Other income (expense):
Interest income (expense), net	9,908	3,122
Other income (expense), net	166	167
Total other income (expense)	10,074	3,289
Net loss	$(104,699)	$(101,067)

Research and development expenses

Research and development expenses were $82.2 million for the year ended December 31, 2023 as compared to $77.8 million for the year ended December 31, 2022, an increase of $4.4 million. The table below summarizes our research and development expenses:

	Year Ended December 31,
	2023	2022
	(in thousands)
STK-001	$27,078	$25,327
STK-002	7,997	9,087
SYNGAP1	554	405
MECP2	994	745
Personnel-related expenses	31,485	29,028
Third-party services	2,085	3,409
Scientific consulting	1,093	794
Facilities and other research and development expenses	10,945	9,042
Total research and development expenses	$82,231	$77,837

The increase in research and development expenses were primarily attributable to an increase of $2.5 million in personnel costs resulting from annual compensation increases and increases in stock-based compensation expense, $1.9 million in facilities and other research and development costs, an increase of $1.8 million in expenses related to our STK-001 program, which is comprised of third-party services and scientific consulting fees, offset by a decrease of $1.1 million in expenses related to our STK-002 program, which is comprised of third-party services and scientific consulting fees, and a decrease of $0.7 million in external third-party expenses related to SYNGAP1, MECP2, and non-project specific consulting and third-party services. The increase in expenses reflects the accelerating pace of research and development activities and the increases in personnel needed to support those activities.

General and administrative expenses

General and administrative expenses were $41.3 million for the year ended December 31, 2023 as compared to $38.9 million for the year ended December 31, 2022, an increase of $2.4 million.

The increases in general and administrative expenses were primarily attributable to an increase of $2.2 million in personnel costs, including increases in stock-based compensation expense, from increases in headcount and the annual options award and an increase of $0.2 million in third-party services to support our in-house personnel in various aspects of developing and supporting the business including human resources, information technology, audit, tax, public relations, communications and other general and administrative activities.

Other income (expense)

The change in our other income (expense) for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily reflects an increase in cash balances throughout the year as well as increased interest rates.

Liquidity and Capital Resources

Since our inception through December 31, 2023, our operations have been financed by net proceeds of $542.6 million from the sale of convertible notes payable and our convertible preferred stock, our initial public offering, follow-on offering, proceeds from the controlled equity offering sales agreements and the upfront payment from Acadia. As of December 31, 2023, we had $201.4 million in cash, cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception in June 2014 and, as of December 31, 2023 and 2022, we had accumulated deficits of $401.8 million and $297.2 million, respectively. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

Based upon our current operating plan, we believe that our cash, cash equivalents and marketable securities of $201.4 million as of December 31, 2023, together with the proceeds since December 31, 2023 from the Sales Agreement of $1.3 million, will enable us to fund our operating expenses and capital expenditure requirements to the end of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Cash flows

The following table summarizes our cash flows:

	Year ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(81,067)	$(31,866)
Investing activities	105,946	(45,882)
Financing activities	53,007	46,409
Net increase (decrease) in cash, cash equivalents and restricted cash	$77,886	$(31,339)

Operating activities

During the year ended December 31, 2023, cash used in operating activities was $81.1 million. This was primarily attributable to a net loss of $104.7 million and by a net change of $6.0 million in our net operating assets and liabilities, offset by non-cash charges of $29.6 million for stock-based compensation, depreciation, amortization and accretion of marketable securities, and reduction in the carrying amount of right of use assets.

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

Investing activities

Our investing activities during the years ended December 31, 2023 and 2022 have consisted of purchases of property and equipment and purchases and sales of marketable securities.

Financing activities

Our financing activities during year ended December 31, 2023 consisted of $0.4 million from the exercise of stock options, $0.6 million in proceeds from our Employee Stock Purchase Plan and $52.1 million of net proceeds from the controlled equity offering sales agreements.

Our financing activities during year ended December 31, 2022 consisted of $0.5 million from the exercise of stock options, $0.6 million in proceeds from our Employee Stock Purchase Plan and $45.3 million of net proceeds from the controlled equity offering sales agreements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2023 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$7,833	$2,608	$5,225	$—	$—
Total	$7,833	$2,608	$5,225	$—	$—

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

In December 2023, we entered into an agreement to extend the term of the 38,000 square foot lease for a period of two years commencing on January 1, 2025 and ending on December 31, 2026. In December 2023, we recognized a right-of-use asset and operating lease liability of $4.1 million.

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

Commitments

Our commitments primarily consist of obligations under our agreement with the University of Southampton. As of December 31, 2023, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see “Business—License and research agreements.”

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

Stock-Based Compensation

Stock options

We recognize compensation costs related to awards granted to employees and directors, based on the estimated fair value of the awards on the date of grant. For stock options, we estimate the grant date fair value, and the resulting stock-based compensation, using the Black-Scholes option-pricing model. The grant date fair value of the stock-based awards is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

The Black-Scholes option-pricing model requires the use of subjective assumptions to determine the fair value of stock options. These key subjective assumptions include:

•
Expected term—The expected term represents the period that stock options are expected to be outstanding. The expected term is determined using the simplified method. The simplified method deems the expected term to be the midpoint between the vesting date and the contractual life of the stock options.
•
Expected volatility— We completed our IPO in June 2019 and accordingly, we lack sufficient company-specific historical and implied volatility information for our shares traded in the public markets commensurate with the expected term of our stock options. Therefore, we estimate our expected share price volatility based on a blend of our historical volatility and the historical volatility of publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty.

The following table presents the weighted-average assumptions used to estimate the fair value of share-based awards granted:

	Year ended December 31,
	2023	2022
Risk-free interest rate	3.57-3.94%	1.82-4.15%
Expected dividend yield	0%	0%
Expected life	5.5-6.25 years	5.5-6.25 years
Expected volatility	70-73%	70-71%

We will continue to use judgment in evaluating the assumptions utilized for the grant-date fair value of our stock options on a prospective basis.

Other Information

Net operating loss carryforwards

As of December 31, 2023, and 2022, the Company had federal NOL carryforwards of $189.5 million and $210.9 million, respectively, which may be available to reduce future taxable income. Federal NOLs generated prior to December 31, 2018 expire at various dates beginning in 2035 and NOLs generated after December 31, 2018 carryforward indefinitely. As of December 31, 2023, and 2022, the Company had state NOLs of $199.4 million and $212.8 million, respectively, which may be available to reduce future taxable income. The state NOLs expire at various dates beginning in 2035.

In accordance with ASC 740, Accounting for Income Taxes, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has determined that it is more likely than not that the Company will not recognize the net benefits of federal and state deferred tax assets. A full valuation allowance of $133.3 million and $97.9 million was established at December 31, 2023 and 2022, respectively. The change in the valuation allowance was an increase of $35.4 million and $31.8 million in 2023 and 2022, respectively.

As of December 31, 2023 and 2022, the Company had federal research and development tax credit (“R&D Credit”) carryforwards of $12.8 million and $9.2 million, respectively, and state R&D Credit carryforwards of $5.9 million and $4.3 million, respectively. Both federal and state R&D Credit carryforwards may be available to reduce future tax liabilities and expire at various dates beginning in 2034.

The Internal Revenue Code of 1986, as amended (“IRC”), provides for a limitation of the annual use of NOLs, R&D Credits, and other tax attributes following certain ownership changes that could limit our ability to utilize NOL and R&D Credit carryforwards. Under IRC Sections 382 and 383 an ownership change is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period. The Company has experienced ownership changes in the past and based on the existing Section 382 limitations, $0.9 million and $0.02 million of existing Federal NOLs and R&D credits, respectively, will not be utilizable. The Company may experience additional ownership changes in the future because of subsequent shifts in our stock ownership. As a result, our ability to use our pre-change NOLs to offset taxable income, if any, is subject to limitations, which could potentially result in increased future tax liability. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenues of at least $1.235 billion, or (c) when we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We anticipate ceasing to be an emerging growth company as of December 31, 2024, which is the last day of our fiscal year following the fifth anniversary of the completion of our IPO.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates was less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We will continue to be a smaller reporting company for so long as either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The standard is effective for annual reporting periods beginning after December 15, 2023, and interim periods within years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact that the adoption will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold and certain disclosures of state versus federal income tax expenses and taxes paid. ASC 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements and will adopt the standard effective January 1, 2025.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risks in the ordinary course, primarily including interest sensitivities. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $201.4 million and $229.6 million as of December 31, 2022. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

Inflation risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2023 and 2022.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer (Our principal accounting officer) and Chief Executive Officer (Our principal executive officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2023 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Trading Arrangements

During the three months ended December 31, 2023, none of our directors or officers, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name	Title	Action	Date	Rule 10b5-1*	Non Rule 10b5-1**	Total Shares to be Sold	Expiration Date(1)
Jonathan Allan	General Counsel and Corporate Secretary	Termination(2)	12/6/2023	X		43,896	3/20/2024
Jonathan Allan	General Counsel and Corporate Secretary	Adoption	12/15/2023	X		16,065	12/15/2024
Edward Kaye	Chief Executive Officer	Adoption	12/26/2023	X		45,000	3/20/2025
Huw Nash	Chief Operating Officer & Chief Business Officer	Termination(3)	12/29/2023	X		631,450	6/1/2024
Huw Nash	Chief Operating Officer & Chief Business Officer	Adoption	12/29/2023	X		670,338	4/1/2025

* Intended to satisfy the affirmative defense of Rule 10b5-1(c) Act.

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c) Act.

(1) Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table.

(2) On December 6, 2023, Jonathan Allan, General Counsel and Corporate Secretary, terminated a trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1 (the “Allan 10b5-1 Plan”). The Allan 10b5-1 Plan was entered into on March 22, 2023, with an expiration date of March 20, 2024.

(3) On December 29, 2023, Huw Nash, COO and CBO, terminated a trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1 (the “Nash 10b5-1 Plan”). The Nash 10b5-1 Plan was entered into on March 28, 2022, with an expiration date of June 1, 2024.

Each new Rule 10b5-1 Plan that was adopted in the above table includes a representation from Messrs. Allan, Kaye and Nash, respectively, to the broker administering the plan that he was not in possession of any material nonpublic information regarding the Company or the securities subject to the Rule 10b5-1 Plan at the time the Rule 10b5-1 Plan was entered into. A similar representation was made to us in connection with the adoption of the Rule 10b5-1 Plan under our insider trading policy. Those representations were made as of the Adoption Date set forth above, and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which the directors and officers was unaware, or with respect to any material nonpublic information acquired by the above directors and officers or passage after the date of the representation.

Once executed, transactions under a Rule 10b5-1 Plan adopted during the period described above will be disclosed publicly through Form 4 and/or Form 144 filings with the SEC in accordance with applicable securities laws, rules, and regulations. Except as may be required by law, we do not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Messrs. Allan, Kaye or Nash, respectively, or other officers or directors of the Company.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

3.1	Restated Certificate of Incorporation, as amended.					X

3.2	Restated Bylaws, as amended.	8-K	001-38938	February 3, 2023	3.1

4.1	Form of Common Stock Certificate.	S-1	333-231700	June 7, 2019	4.1

4.2	Description of Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934.					X

4.3#	Registration Rights Agreement, by and among the Registrant, Blue Horizon Enterprise Ltd. and Ezbon International Limited, dated May 3, 2023.	10Q	001-38938	May 4, 2023	4.1

10.1*	Form of Indemnification Agreement with directors and officers.	S-1	333-231700	June 7, 2019	10.1

10.2*	2014 Equity Incentive Plan, as amended, and forms of award agreements.	S-1	333-231700	May 23, 2019	10.2

10.3*	2019 Equity Incentive Plan, and forms of award agreements.	10-K	001-38938	March 6, 2023	10.3

10.4*	2019 Employee Stock Purchase Plan, and forms of award agreements.	S-1	333-231700	June 7, 2019	10.5

10.5*	2023 Inducement Plan, and forms of award agreements.	S-8	333-271273	April 13, 2023	99.1

10.6*	Amended and Restated Executive Employment Agreement, by and between the Registrant and Edward M. Kaye, effective as of October 21, 2020.	10-Q	001-38938	November 12, 2020	10.1

10.7*	Amended and Restated Executive Employment Agreement, by and between the Registrant and Stephen J. Tulipano, effective as of October 21, 2020.	10-Q	001-38938	November 12, 2020	10.2

10.8*	Amended and Restated Executive Employment Agreement, by and between the Registrant and Barry Ticho, effective as of October 21, 2020.	10-K	001-38938	March 9, 2021	10.7

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

10.9*	Change of Control and Severance Agreement, by and between the Registrant and Edward M. Kaye, effective as of October 21, 2020.	10-Q	001-38938	November 12, 2020	10.4

10.10*	Change of Control and Severance Agreement, by and between the Registrant and Stephen J. Tulipano, effective as of October 21, 2020.	10-Q	001-38938	November 12, 2020	10.5

10.11*	Change of Control and Severance Agreement, by and between the Registrant and Barry Ticho, effective as of October 21, 2020.	10-K	001-38938	March 9, 2021	10.10

10.12	Lease Agreement, dated as of September 8, 2021, by and between ARE-MA Region No. 24, LLC and the Registrant, as amended to date.					X

10.13	Lease Agreement, by and between MIT 139 Main Street Leasehold LLC, and the Registrant., as amended to date.	10-Q	001-38938	August 10, 2021	10.1

10.14	Scientific Advisory Board Agreement by and between the Registrant and Adrian Krainer, Ph.D., dated June 1, 2022.	10-Q	001-38938	August 8, 2022	10.1

10.15†	License and Collaboration Agreement, dated as of January 9, 2022, by and between Acadia Pharmaceuticals Inc. and the Registrant.	10-Q	001-38938	May 10, 2022	10.1

10.16	Controlled Equity Offering Sales Agreement, dated as of May 20, 2022, between the Registrant and Cantor Fitzgerald & Co..	S-3	333-265107	May 20, 2022	1.2

21.1	Subsidiary of the Registrant.	S-1	333-231700	May 23, 2019	21.1

23.1	Consent of independent registered public accounting firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97	Compensation Recovery Policy					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Inline Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

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

# Registrant has omitted schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

STOKE THERAPEUTICS, INC.

Date: March 25, 2024	By:	/s/ Edward M. Kaye, M.D.
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

Name	Title	Date

/s/ Edward M. Kaye	Chief Executive Officer and Director	March 25, 2024
Edward M. Kaye, M.D.	(Principal Executive Officer)

/s/ Stephen J. Tulipano	Chief Financial Officer	March 25, 2024
Stephen J. Tulipano	(Principal Financial and Accounting Officer)

/s/ Julie A. Smith	Director	March 25, 2024
Julie A. Smith

/s/ Seth L. Harrison	Director	March 25, 2024
Seth L. Harrison, M.D.

/s/ Adrian R. Krainer	Director	March 25, 2024
Adrian R. Krainer, Ph.D.

/s/ Arthur A. Levin	Director	March 25, 2024
Arthur A. Levin, Ph.D.

/s/ Arthur O. Tzianabos	Director	March 25, 2024
Arthur O. Tzianabos, Ph.D.

/s/ Jennifer C. Burstein	Director	March 25, 2024
Jennifer C. Burstein

/s/ Garry E. Menzel	Director	March 25, 2024
Garry E. Menzel

/s/ Ian F. Smith	Director	March 25, 2024
Ian F. Smith

STOKE THERAPEUTICS, INC.

Report of independent registered public accounting firm

To the Stockholders and the Board of Directors
Stoke Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stoke Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Boston, Massachusetts

March 25, 2024

Stoke Therapeutics, Inc. and subsidiary

Consolidated balance sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$191,442	$113,556
Marketable securities	9,952	116,039
Prepaid expenses	11,320	10,932
Other current assets	2,561	2,955
Interest receivable	64	588
Total current assets	$215,339	$244,070
Restricted cash	569	569
Operating lease right-of-use assets	6,611	4,753
Property and equipment, net	5,823	6,675
Total assets	$228,342	$256,067
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,695	$766
Accrued and other current liabilities	13,815	15,748
Deferred revenue - current portion	15,309	14,880
Total current liabilities	$30,819	$31,394
Deferred revenue - net of current portion	33,074	36,856
Other long term liabilities	4,884	2,968
Total long term liabilities	$37,958	$39,824
Total liabilities	$68,777	$71,218
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized, 45,918,233 and 39,439,575 shares issued and outstanding as of December 31, 2023 and 2022, respectively	5	4
Additional paid-in capital	561,433	483,170
Accumulated other comprehensive loss	(24)	(1,175)
Accumulated deficit	(401,849)	(297,150)
Total stockholders’ equity	$159,565	$184,849
Total liabilities and stockholders’ equity	$228,342	$256,067

The accompanying notes are an integral part of these consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated statements of operations and comprehensive loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenue	$8,780	$12,405
Operating expenses:
Research and development	82,231	77,837
General and administrative	41,322	38,924
Total operating expenses	123,553	116,761
Loss from operations	(114,773)	(104,356)
Other income (expense):
Interest income (expense), net	9,908	3,122
Other income (expense), net	166	167
Total other income (expense)	10,074	3,289
Net loss	$(104,699)	$(101,067)
Net loss per share—basic and diluted	$(2.38)	$(2.60)
Weighted average common shares outstanding—basic and diluted	43,994,862	38,897,442
Comprehensive loss:
Net loss	$(104,699)	$(101,067)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	1,151	(1,007)
Total other comprehensive gain (loss)	$1,151	$(1,007)
Comprehensive loss	$(103,548)	$(102,074)

The accompanying notes are an integral part of these consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated statements of stockholders’ equity

(in thousands, except share and per share amounts)

	Common Stock		Additional paid-in	Accumulated Other Comprehensive	Accumulated	Total
	Shares	Amount	capital	Gain (Loss)	deficit	Stockholders’ equity
Balance as of December 31, 2021	36,902,499	$4	$414,024	$(168)	$(196,083)	$217,777
Unrealized loss on marketable securities	—	—	—	(1,007)	—	(1,007)
Stock-based compensation	—	—	22,854	—	—	22,854
Issuance of common stock upon exercise of stock options	269,288	—	494	—	—	494
Issuance of common stock related to employee stock purchase plan	44,002	—	570	—	—	570
Shares sold as part of controlled equity offering sales agreement	2,223,786	—	45,228	—	—	45,228
Net loss	—	—	—	—	(101,067)	(101,067)
Balance as of December 31, 2022	39,439,575	$4	$483,170	$(1,175)	$(297,150)	$184,849
Unrealized gain on marketable securities	—	—	—	1,151	—	1,151
Stock-based compensation	—	—	25,257	—	—	25,257
Issuance of common stock upon exercise of stock options	148,211	—	371	—	—	371
Issuance of common stock related to employee stock purchase plan	71,471	—	555	—	—	555
Shares sold as part of controlled equity offering sales agreement	6,258,976	1	52,080	—	—	52,081
Net loss	—	—	—	—	(104,699)	(104,699)
Balance as of December 31, 2023	45,918,233	$5	$561,433	$(24)	$(401,849)	$159,565

The accompanying notes are an integral part of these consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated statements of cash flows

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(104,699)	$(101,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,469	1,546
Amortization and accretion of marketable securities	(325)	(211)
Stock-based compensation	25,257	22,854
Loss on disposal of property and equipment	1	—
Reduction in the carrying amount of right of use assets	2,260	1,989
Changes in assets and liabilities:
Prepaid expenses and other current assets	529	(5,183)
Accounts payable, accrued liabilities, and operating leases	(3,208)	(3,530)
Deferred revenue	(3,351)	51,736
Net cash used in operating activities	(81,067)	(31,866)
Cash flows from investing activities:
Purchases of property and equipment	(1,616)	(3,962)
Purchases of marketable securities	—	(201,320)
Sales of marketable securities	107,562	159,400
Net cash provided by (used in) investing activities	105,946	(45,882)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	371	494
Proceeds from Employee Stock Purchase Plan	555	570
Proceeds from controlled equity offering sales agreement	52,081	45,344
Other	—	1
Net cash provided by financing activities	53,007	46,409
Net increase (decrease) in cash, cash equivalents and restricted cash	77,886	(31,339)
Cash, cash equivalents and restricted cash—beginning of year	114,125	145,464
Cash, cash equivalents and restricted cash—end of year	$192,011	$114,125

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right-of-use assets recognized in exchange for operating leases	$4,118	$1,802
Property and equipment included in accrued expense and accounts payable	$—	$121

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

Shelf Registration

In May 2022, the Company filed a universal Shelf Registration statement on Form S-3 (the “Registration Statement”) with the SEC. The Registration Statement was declared effective by the SEC on May 31, 2022, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $400.0 million of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of its common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (“Sales Agreement”). The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The $150.0 million of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $400.0 million of securities that may be offered, issued and sold by the Company under the base prospectus. As of December 31, 2023, the Company had issued approximately 6.3 million shares of common stock pursuant to the Sales Agreement for net proceeds of $52.1 million. Since December 31, 2023, through the date of the issuance of these consolidated financial statements, the Company sold approximately 0.2 million shares of common stock and received $1.3 million after deducting commissions related to the Sales Agreement. The Company may terminate this at-the-market program at any time, pursuant to its terms.

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

Restricted cash

At December 31, 2023, restricted cash consisted of money market accounts collateralizing letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities.

The following table reconciles cash and cash equivalents and restricted cash per the consolidated balance sheets to the statements of cash flows:

	As of December 31,
	2023	2022
Cash and cash equivalents	$191,442	$113,556
Restricted cash	569	569
	$192,011	$114,125

Marketable Securities

Marketable securities consist of government securities and obligations, corporate bonds and commercial paper with original maturities of more than 90 days at the purchase date. Investments are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of other comprehensive income/(loss). Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date.

Concentration of credit risk

Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash, cash equivalents and marketable securities. The Company maintains its cash, cash equivalents and marketable securities at accredited financial institutions in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

In January 2022, the Company entered into a license and collaboration agreement with Acadia Pharmaceuticals, Inc. (“Acadia”) which is within the scope of ASC 606 (see Note 8). In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under this agreement, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for this agreement, the Company must use its judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above; and (d) the contract term and pattern of satisfaction of the performance obligations under step (v) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied.

Amounts due to the Company for satisfying the revenue recognition criteria or that are contractually due based upon the terms of the collaboration agreement are recorded as accounts receivable in the Company’s consolidated balance sheets. Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

Upfront license fees

The licenses of the Company’s intellectual property granted to Acadia was not determined to be distinct from the other promises or performance obligations identified in the agreement. Accordingly, such licenses are therefore combined with other promises in the agreement. The Company exercises judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

Milestone payments

At the inception of the Acadia arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone in making this assessment. There is judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. The development milestones in the Acadia arrangement were not considered probable of achievement at the outset of the arrangement and as of December 31, 2023.

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

Impairment of long-lived assets

The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. There were no impairment losses recognized during the years ended December 31, 2023 and 2022.

Research and development costs

Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, depreciation, third-party license fees, and costs related to third parties engaged to conduct preclinical research development activities.

The Company has entered into various research and development contracts with research institutions and other companies to conduct research on its behalf. These agreements are generally cancellable. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be required in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

Stock-based compensation

The Company measures its stock-based awards granted based on the estimated fair values of the awards and recognizes the compensation expense for employees and nonemployees over the requisite service period.

Stock options

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock options.

The Company has elected the practical expedient to use the midpoint between vesting date and the contractual term as the expected term for certain awards with service or performance conditions. Stock-based compensation is recognized using the straight-line method. Forfeitures of unvested stock-based awards are accounted for when they occur.

Restricted stock units ("RSUs")

For RSUs issued to employees, the Company recognizes the grant date fair value of the RSUs on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. RSUs granted typically vest annually over a four-year period but may be granted with different vesting terms.

Patent costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Income taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the estimated future tax consequences attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to be settled or recovered. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. At December 31, 2023 and 2022, the Company has recorded a full valuation allowance.

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

The Company will remain an emerging growth company until the earliest of (i) the last day of the first fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which the Company has total annual gross revenue of at least $1.235 billion or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of the Company’s common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three- year period. The Company anticipates ceasing to be an emerging growth company as of December 31, 2024, which is the last day of our fiscal year following the fifth anniversary of the completion of our IPO.

The Company is also a “smaller reporting company,” meaning that in the event of an initial public offering the market value of its stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to the Company as a result of such offering is less than $700.0 million and its annual revenue is less than $100.0 million during the most recently completed fiscal year. The Company may continue to be a smaller reporting company as long as either (i) the market value of its stock held by non-affiliates is less than $250.0 million or (ii) its annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of its stock held by non-affiliates is less than $700.0 million. If the Company is a smaller reporting company at the time it ceases to be an emerging growth company, the Company may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, the Company may choose to present only the two most recent fiscal years of audited financial statements in its Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recently issued accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The standard is effective for annual reporting periods beginning after December 15, 2023, and interim periods within years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact that the adoption will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold and certain disclosures of state versus federal income tax expenses and taxes paid. ASC 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements and will adopt the standard effective January 1, 2025.

3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair value measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$186,186	$—	$—	$186,186
Total	$186,186	$—	$—	$186,186

Marketable Securities:
US Government debt securities	$—	$9,952	$—	$9,952
Total	$—	$9,952	$—	$9,952

	Fair value measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$111,927	$—	$—	$111,927
Total	$111,927	$—	$—	$111,927

Marketable Securities:
Corporate bonds	$—	$34,527	$—	$34,527
Commercial paper	—	7,978	—	7,978
US Government debt securities	—	73,534	—	73,534
Total	$—	$116,039	$—	$116,039

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above and in Note 2. The carrying value of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the consolidated balance sheets as of December 31, 2023 and 2022.

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

4. Marketable Securities

The following table summarizes the Company’s marketable securities as of December 31, 2023 (in thousands):

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable securities:
US Government debt securities	$9,976	$—	$(24)	9,952
Total	$9,976	$—	$(24)	$9,952

The following table summarizes the Company’s marketable securities as of December 31, 2022 (in thousands):

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$34,662	$—	$(135)	$34,527
Commercial paper	8,019	—	(41)	7,978
US Government debt securities	74,533	—	(999)	73,534
Total	$117,214	$—	$(1,175)	$116,039

The weighted average maturity of the Company’s marketable securities as of December 31, 2023 ranges from approximately 0.09 years to 0.16 years.

The Company did not record an allowance for credit losses as of December 31, 2023 related to our marketable securities. Further, given the lack of significant change in the credit risk of these investments, the Company did not recognize any other-than-temporary impairment losses.

5. Property and equipment, net

Property and equipment, net consisted of the following:

	As of December 31,
	2023	2022
Laboratory equipment	$9,383	$7,903
Furniture and fixtures	312	312
Leasehold improvements	2,294	1,867
Office equipment	440	353
Construction in progress	65	447
	12,494	10,882
Less accumulated depreciation	(6,671)	(4,207)
	$5,823	$6,675

Depreciation expense was $2.5 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively.

6. Accrued and other current liabilities

Accrued and other current liabilities consisted of the following:

	As of December 31,
	2023	2022
Accrued employee compensation costs	$5,611	$5,754
Accrued professional	651	525
Accrued research and development costs	4,634	6,601
Current portion of operating lease liabilities	2,062	2,359
Other current liabilities	857	509
	$13,815	$15,748

7. Commitments and contingencies

Operating leases

The Company determines whether an arrangement is a lease at inception. The Company accounts for a lease when it has the right to control the leased asset for a period of time while obtaining substantially all of the assets’ economic benefits. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. The discount rate used to determine the present value of the lease payments is the Company’s incremental borrowing rate based on the information available at lease inception, as the Company did not have information to determine the rate implicit in the leases. Lease expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments (which include initial direct costs and lease incentives). Lease expense is included in operating expenses in the consolidated statements of operations and comprehensive loss. The Company’s lease agreements also contain variable payments, primarily maintenance-related costs, which are expensed as incurred and not included in the measurement of the right-of-use assets and lease liabilities.

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

In December 2023, the Company entered into an agreement to extend the term of the 38,000 square foot lease for a period of two years commencing on January 1, 2025 and ending on December 31, 2026. In December 2023, the Company recognized a right-of-use asset and operating lease liability of $4.1 million.

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

Future minimum lease payments under non-cancellable leases as of December 31, 2023, are as follows (in thousands):

2024	$2,608
2025	2,661
2026	2,564
Total lease payments	7,833
Less imputed interest	(998)
Present value of lease liabilities	$6,835

Lease balances as of December 31, 2023 and December 31, 2022 are as follows (in thousands):

	As of December 31,
	2023	2022
Operating right-of-use assets	$6,611	$4,753
Current portion of operating lease liabilities	$2,062	$2,359
Non-current portion of operating lease liabilities	4,773	2,717
Total operating lease liabilities	$6,835	$5,076

The weighted average remaining lease term and weighted average discount rate of our operating leases as of December 31, 2023 are as follows:

Weighted average remaining lease term in years	2.9
Weighted average discount rate	9.92%

In accordance with Topic 842, lease expense incurred under operating leases was $2.4 million for the year ended December 31, 2023, and $2.2 million for the year ended December 31, 2022.

Scientific Advisory Board Agreement

In June 2020, the Company entered into a scientific advisory board agreement with a member of the Company’s board of directors, who is also an employee of Cold Spring Harbor Laboratory (“CSHL”), to provide scientific advisory services related to the Company’s Targeted Augmentation of Nuclear Gene Output (“TANGO”) antisense oligonucleotide technology and other antisense oligonucleotide technologies, as well as current and future therapeutic targets and programs. Following the expiration of the initial scientific agreement in June 2021 and a renewal agreement in June 2022, the parties entered into subsequent scientific board agreements on substantially the same terms. The Company did not recognize any expense in the year ending December 31, 2023 compared to expense of $0.02 million for the year ended December 31, 2022. The agreement has expired with no renewal put in place.

License and research agreements

In July 2015, the Company entered into a worldwide license agreement with CSHL (the “CSHL Agreement”), with respect to TANGO patents. Under the CSHL Agreement, the Company received an exclusive (except with respect to certain government rights and non-exclusive licenses), worldwide license under certain patents and applications relating to TANGO. The CSHL Agreement obligated the Company to make payments that are contingent upon certain milestones being achieved. The Company was also required to pay royalties, tiered based on the scope of patent coverage for each licensed product, ranging from a low-single digit percentage to a mid-single digit percentage on annual net sales. These royalty obligations applied on a licensed product-by-licensed product and country-by-country basis until the latest of (i) the expiration of the last valid claim of a CSHL patent covering the applicable licensed product or (ii) the expiration of any regulatory exclusivity for the applicable licensed product. In addition, if the Company sublicensed the rights under the CSHL Agreement, it was required to pay a maximum of twenty percent of the sublicense revenue to CSHL, which may have been reduced to a mid-teens or a mid-single digit percentage upon achievement of certain clinical milestones for the applicable licensed product. Finally, the Company was required to pay an annual license maintenance fee of $0.01 million, which amount is creditable against any owed royalty or milestone payments. The maximum aggregate potential milestone payments payable totaled approximately $0.90 million. Additionally, certain licenses under the CSHL Agreement required the Company to reimburse CSHL for certain past and ongoing patent related expenses, however there were no expenses related to these reimbursable patent costs during the years ended December 31, 2023 and 2022. After the completion of a 90-day waiting period, in May 2023 the Company terminated the CSHL Agreement. The Company does not expect the termination of the CSHL Agreement to have a significant impact on the intellectual property underlying any of its current product candidates, including STK-001 and STK-002, or its continued development of the TANGO platform.

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton (the “Southampton Agreement”), whereby the Company acquired rights to foundational technologies related to the Company’s TANGO technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. As of December 31, 2023, the Company had paid $0.7 million under the Southampton Agreement as a result of entering into the Acadia Pharmaceuticals Inc. license and collaboration agreement in January 2022 (see Note 8). Additionally, certain licenses under the Southampton Agreement require the Company to reimburse the University of Southampton for certain past and ongoing patent related expenses. For the year ended December 31, 2023 these expenses were $0.2 million compared to $0.02 million for the year ended December 31, 2022.

Litigation

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which it is focused. As of December 31, 2023, the Company had no legal proceedings to which it was a party or to which its property was subject that, in the opinion of management, would have a material adverse effect on its business.

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

As of December 31, 2023, the Company had $48.4 million in upfront consideration associated with the Acadia agreement relating to performance obligations that are unsatisfied or partially unsatisfied.

9. Stock-Based Compensation

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

As of December 31, 2023 there were no shares available for future issuance under the 2014 Plan, 2,767,209 shares were available for future issuance under the 2019 Plan and 940,300 shares were available under the 2023 Plan.

During the years ended December 31, 2023 and 2022, the Company granted options to purchase 1,599,227 and 3,459,500 shares of common stock to certain of its employees, and directors, respectively. The options vest over a period of up to four years. During the year ended December 31, 2023, the Company granted 1,538,302 restricted stock units to its employees. The restricted stock units vest over a period of up to four years.

In December 2023, the Company offered employees with outstanding option grants that had an exercise price of greater than $14.00 per share the opportunity to exchange those options for a number of restricted stock units with a fair value equal to the then fair value of the options surrendered. As a result, there was no material incremental compensation expense associated with those RSUs issued in exchange for options. The RSUs vest annually over a period of one to two years. In the aggregate, 2,907,127 options were exchanged for 730,602 RSUs.

A summary of stock option activity for awards is presented below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value(1)
Outstanding as of December 31, 2022	8,274,647	$18.28	7.6	$20,598
Granted	1,599,227	9.32
Exercised	(145,877)	2.55
Forfeitures(2)	(1,449,164)	28.00
Expired(2)	(1,800,770)	34.88
Outstanding as of December 31, 2023	6,478,063	$9.64	6.9	$8,435
Exercisable as of December 31, 2023	4,034,517	$8.88	5.7	$8,439

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at December 31, 2023 and 2022.
(2)
Options exchanged are classified as either forfeitures or expired based on vesting status at the time of Exchange Offer.

The weighted average grant date fair value for stock options granted during the years ended December 31, 2023 and 2022 was $6.13 and $10.32, respectively. The aggregate grant date fair value of stock options granted during the years ended

December 31, 2023 and 2022 was $9.8 million and $35.7 million, respectively. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2023 and 2022 was $0.9 million and $3.5 million, respectively.

A summary of restricted stock unit activity is presented below:

	Number of shares	Aggregate intrinsic value	Weighted average grant date fair value
Outstanding as of December 31, 2022	—	$—	$—
Awarded	807,700		9.04
RSUs in exchange for options as part of option exchange	730,602		3.95
Vested	—		—
Forfeitures	(25,200)		9.15
Outstanding as of December 31, 2023	1,513,102	$7,959	$6.58
Vested or expected to vest as of December 31, 2023	1,513,102	$7,959	$6.58

For the year ended December 31, 2023, there were no vested RSUs.

Stock-based compensation

The Company recorded stock-based compensation expense of $25.3 million and $22.9 million during the years ended December 31, 2023 and 2022, respectively. Of the total stock-based compensation recorded during the year ending December 31, 2023, $2.3 million is related to restricted stock units. There were no grants of restricted stock units prior to 2023.

As of December 31, 2023, there was $16.1 million of unrecognized compensation cost related to unvested stock options granted under the 2019 and the 2023 Plans. Compensation expense is expected to be recognized over a weighted average period of 2.6 years as of December 31, 2023. As of December 31, 2023, there was $26.5 million of unrecognized stock-based compensation related to restricted stock units and it is expected to be recognized over a weighted average period of 2.5 years.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss is as follows:

	Year ended December 31,
	2023	2022
Research and development	$9,925	$8,901
General and administrative	15,332	13,953
	$25,257	$22,854

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of stock options. The fair values of the options granted to employees and directors were calculated using the following assumptions for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
Risk-free interest rate	3.57-3.94%	1.82-4.15%
Expected dividend yield	0%	0%
Expected life	5.5-6.25 years	5.5-6.25 years
Expected volatility	70-73%	70-71%

2019 Employee stock purchase plan

In June 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective on June 18, 2019. The Company initially reserved 315,000 shares of common stock for sale under the ESPP. At December 31, 2023, the Company had 1,704,168 shares available for issuance under the plan. The average grant date fair value per share under the plan was $9.88 for 2023. The total ESPP stock-based compensation expense for the year ended December 31, 2023 was $0.3 million and for the year ended December 31, 2022 was $0.3 million. The number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years following the first offering date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or a lower amount determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP will not exceed 3,150,000 shares of the Company’s common stock.

10. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Year ended December 31,
	2023	2022
Numerator:
Net loss	$(104,699)	$(101,067)
Denominator:
Weighted-average number of common shares, basic and diluted	43,994,862	38,897,442
Net loss per share, basic and diluted	$(2.38)	$(2.60)

The Company’s potential dilutive securities, which include common stock, RSUs, and ESPP purchase rights, have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2023	2022
Outstanding options to purchase common stock	6,478,063	8,274,647
Restricted stock units	1,513,102	—
Total	7,991,165	8,274,647

11. Income taxes

A reconciliation of the expected income tax expense (benefit) computed using the federal statutory income tax rate the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2023	2022
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	7.7	7.4
Non-deductible items	(1.1)	(0.9)
Research and development credit, net	3.5	3.9
Other	2.4	0.1
Change in valuation allowance	(33.5)	(31.5)
Total	0.0%	0.0%

The principal components of the Company’s deferred tax assets and liabilities consist of the following:

	As of December 31,
	2023	2022
Deferred tax assets:
Federal and state net operating loss carryforwards	$52,643	$57,746
Research and development tax credits	17,444	12,613
Research and development capitalized expenses	32,290	17,148
Accrued compensation and stock-based compensation	17,912	10,274
Deferred revenue/other	13,017	142
Gross deferred tax assets	133,306	97,923
Less: valuation allowance	(133,306)	(97,923)
Net deferred tax assets	$—	$—

From inception through December 31, 2022, the Company has incurred net operating losses (“NOL”). During 2023, for income tax purposes, the Company was required to fully recognize any unamortized advanced payments from the Acadia Collaboration Agreement as income, which in addition to capitalizing Section 174 research expenses resulted in taxable income that was fully offset by the use of existing net operating losses and tax credits. The Company does not expect future taxable income and should incur substantial future losses.

In accordance with ASC 740, Accounting for Income Taxes, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has determined that it is more likely than not that the Company will not recognize the net benefits of federal and state deferred tax assets. A full valuation allowance of $133.3 million and $97.9 million was established at December 31, 2023 and 2022, respectively. The change in the valuation allowance was an increase of $35.4 million and $31.8 million in 2023 and 2022, respectively.

As of December 31, 2023, and 2022, the Company had federal NOL carryforwards of $189.5 million and $210.9 million, respectively, which may be available to reduce future taxable income. Federal NOLs generated prior to December 31, 2018 expire at various dates beginning in 2035 and NOLs generated after December 31, 2018 carryforward indefinitely. As of December 31, 2023, and 2022, the Company had state NOLs of $199.4 million and $212.8 million, respectively, which may be available to reduce future taxable income. The state NOLs expire at various dates beginning in 2035.

As of December 31, 2023 and 2022, the Company had federal research and development tax credit (“R&D Credit”) carryforwards of $12.8 million and $9.2 million, respectively, and state R&D Credit carryforwards of $5.9 million and $4.3 million, respectively. Both federal and state R&D Credit carryforwards may be available to reduce future tax liabilities and expire at various dates beginning in 2034.

The Internal Revenue Code of 1986, as amended (“IRC”), provides for a limitation of the annual use of NOLs, R&D Credits, and other tax attributes following certain ownership changes that could limit our ability to utilize NOL and R&D Credit carryforwards. Under IRC Sections 382 and 383 an ownership change is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period. The Company has experienced ownership changes in the past and based on the existing Section 382 limitations, $0.9 million and $0.02 million of existing Federal NOLs and R&D credits, respectively, will not be utilizable. The Company may experience additional ownership changes in the future because of subsequent shifts in its stock ownership. As a result, the Company's ability to use its pre-change NOLs to offset taxable income, if any, is subject to limitations, which could potentially result in increased future tax liability. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

The Company applies ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to income taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. At December 31, 2023, and 2022 the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying consolidated statements of operations and comprehensive loss.

12. Employee benefits

In 2016, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Company matches contributions up to 4% of annual salary for those employees who are participating in the 401(k) Plan. For the year ended December 31, 2023, the Company made matching contributions of $0.7 million and for the year ended December 31, 2022, the Company made matching contributions of $0.6 million.

13. Subsequent events

Since December 31, 2023, through the date of the issuance of these consolidated financial statements, the Company sold 0.2 million shares of our common stock and received $1.3 million after deducting commissions related to the Sales Agreement.