Form 10-Q
period 2024-03-31
Stoke Therapeutics, Inc.
filed 2024-05-06
CIK 1623526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 29, 2024 the registrant had 52,119,860 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding the ability of STK-001 to treat the underlying causes of Dravet syndrome and reduce seizures or show improvements in behavior or cognition at the indicated dosing levels or at all, the timing and expected progress of clinical trials, our future results of operations and financial position, business strategy, prospective products, planned preclinical studies and clinical or field trials, regulatory approvals, research and development costs, and timing and likelihood of success, as well as plans and objectives of management for future operations, may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated balance sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$178,581	$191,442
Marketable securities	—	9,952
Prepaid expenses	10,722	11,320
Other current assets	3,559	2,561
Deferred financing costs	402	—
Interest receivable	11	64
Total current assets	$193,275	$215,339
Restricted cash	569	569
Operating lease right-of-use assets	6,060	6,611
Property and equipment, net	5,278	5,823
Total Assets	$205,182	$228,342
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,102	$1,695
Accrued and other current liabilities	12,570	13,815
Deferred revenue - current portion	20,918	15,309
Total current liabilities	$35,590	$30,819
Deferred revenue - net of current portion	25,042	33,074
Other long term liabilities	4,208	4,884
Total long term liabilities	29,250	37,958
Total liabilities	$64,840	$68,777
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized, 46,498,077 and 45,918,233 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	568,560	561,433
Accumulated other comprehensive loss	—	(24)
Accumulated deficit	(428,223)	(401,849)
Total stockholders’ equity	$140,342	$159,565
Total liabilities and stockholders’ equity	$205,182	$228,342

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated statements of operations and comprehensive loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$4,216	$5,152
Operating expenses:
Research and development	22,368	19,631
General and administrative	10,220	10,211
Total operating expenses	32,588	29,842
Loss from operations	(28,372)	(24,690)
Other income (expense):
Interest income (expense), net	2,426	2,103
Other income (expense), net	(428)	42
Total other income (expense)	1,998	2,145
Net loss	$(26,374)	$(22,545)
Net loss per share, basic and diluted	$(0.57)	$(0.53)
Weighted-average common shares outstanding, basic and diluted	46,246,889	42,536,474
Comprehensive loss:
Net loss	$(26,374)	$(22,545)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	24	577
Total other comprehensive gain	$24	$577
Comprehensive loss	$(26,350)	$(21,968)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated statements of stockholders’ equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2022	39,439,575	$4	$483,170	$(1,175)	$(297,150)	$184,849
Net loss	—	—	—	—	(22,545)	(22,545)
Unrealized gain on marketable securities	—	—	—	577	—	577
Stock-based compensation	—	—	5,887	—	—	5,887
Issuance of common stock upon exercise of stock options	80,611	—	158	—	—	158
Issuance of common stock related to employee stock purchase plan	19,550	—	153	—	—	153
Shares sold as part of controlled equity offering sales agreement	4,635,353	—	44,743	—	—	44,743
Balance as of March 31, 2023	44,175,089	$4	$534,111	$(598)	$(319,695)	$213,822

Balance as of December 31, 2023	45,918,233	$5	$561,433	$(24)	$(401,849)	$159,565
Net loss	—	—	—	—	(26,374)	(26,374)
Unrealized gain on marketable securities	—	—	—	24	—	24
Stock-based compensation	—	—	5,410	—	—	5,410
Issuance of common stock upon exercise of stock options	270,032	—	250	—	—	250
Issuance of common stock related to employee stock purchase plan	37,542	—	168	—	—	168
Shares sold as part of controlled equity offering sales agreement	272,270	—	1,299	—	—	1,299
Balance as of March 31, 2024	46,498,077	$5	$568,560	$—	$(428,223)	$140,342

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated statements of cash flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(26,374)	$(22,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	563	597
Amortization and accretion of marketable securities	(24)	32
Stock-based compensation	5,410	5,887
Reduction in the carrying amount of right of use assets	550	550
Changes in assets and liabilities:
Prepaid expenses and other current assets	(349)	(2,088)
Accounts payable, accrued liabilities and lease liabilities	(1,919)	351
Deferred revenue	(2,423)	(4,140)
Net cash used in operating activities	(24,566)	(21,356)
Cash flows from investing activities:
Purchases of property and equipment	(12)	(165)
Sales of marketable securities	10,000	53,250
Net cash provided by investing activities	9,988	53,085
Cash flows from financing activities:
Proceeds from Employee Stock Purchase Plan	168	153
Proceeds from issuance of common stock upon exercise of stock options	250	158
Proceeds from controlled equity offering sales agreements	1,299	44,743
Net cash provided by financing activities	1,717	45,054
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,861)	76,783
Cash, cash equivalents and restricted cash—beginning of period	192,011	114,125
Cash, cash equivalents and restricted cash—end of period	$179,150	$190,908

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Property and equipment included in accrued expense and accounts payable	$6	$545
Deferred offering costs not yet paid	$402	$—

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

Shelf Registration

In May 2022, the Company filed a universal Shelf Registration statement on Form S-3 (the “Registration Statement”) with the SEC. The Registration Statement was declared effective by the SEC on May 31, 2022, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $400.0 million of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of its common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (“Sales Agreement”). The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The $150.0 million of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $400.0 million of securities that may be offered, issued and sold by the Company under the base prospectus. As of March 31, 2024, the Company had issued approximately 6.5 million shares of common stock pursuant to the Sales Agreement for net proceeds of $53.4 million. The Company may terminate this at-the-market program at any time, pursuant to its terms. On April 2, 2024, the Company completed an underwritten public offering of its common stock and issued and sold 5,555,557 shares of common stock at a public offering price of $13.50 per share and issued pre-funded warrants to purchase 3,703,730 shares of common stock at a public offering price of $13.499 per share subject to an exercise price equal to $0.0001. The common stock and warrants sold resulted in net proceeds of $120.3 million after deducting underwriting discounts and commissions (see Note 11).

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

Unaudited interim financial information

The accompanying interim unaudited consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and related notes as of and for the year ended December 31, 2023, which was filed with the SEC on March 25, 2024. The Company’s financial information as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet information as of December 31, 2023 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

At March 31, 2024, restricted cash consisted of money market accounts collateralizing letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities.

Cash and cash equivalents, and restricted cash in the consolidated statements of cash flows consists of the following (in thousands):

	As of March 31,
	2024	2023
Cash and cash equivalents	$178,581	$190,339
Restricted cash - long-term	569	569
Total cash, cash equivalents and restricted cash	$179,150	$190,908

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

The Company will remain an emerging growth company until the earliest of (i) the last day of the first fiscal year (a) following the fifth anniversary of the completion of the Company's IPO, (b) in which the Company has total annual gross revenue of at least $1.235 billion or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of the Company’s common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three- year period. The Company anticipates ceasing to be an emerging growth company as of December 31, 2024, which is the last day of the fiscal year following the fifth anniversary of the completion of the Company's IPO.

The Company is also a “smaller reporting company,” meaning that in the event of an IPO the market value of its stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to the Company as a result of such offering is less than $700.0 million and its annual revenue is less than $100.0 million during the most recently completed fiscal year. The Company may continue to be a smaller reporting company as long as either (i) the market value of its stock held by non-affiliates is less than $250.0 million or (ii) its annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of its stock held by non-affiliates is less than $700.0 million. If the Company is a smaller reporting company at the time it ceases to be an emerging growth company, the Company may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, the Company may choose to present only the two most recent fiscal years of audited financial statements in its Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair value measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$171,990	$—	$—	$171,990
Total	$171,990	$—	$—	$171,990

Marketable Securities:
US Government debt securities	$—	$—	$—	$—
Total	$—	$—	$—	$—

	Fair value measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$186,186	$—	$—	$186,186
Total	$186,186	$—	$—	$186,186

Marketable Securities:
US Government debt securities	$—	$9,952	$—	$9,952
Total	$—	$9,952	$—	$9,952

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy. The carrying value of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the consolidated balance sheets as of March 31, 2024 and December 31, 2023.

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

4. Marketable securities

The Company had no marketable securities as of March 31, 2024.

The following table summarizes the Company’s marketable securities as of December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable securities:
US Government debt securities	$9,976	$—	$(24)	$9,952
Total	$9,976	$—	$(24)	$9,952

As of December 31, 2023, the weighted average maturity of the Company’s marketable securities ranged from approximately 0.09 years to 0.16 years.

The Company did not record an allowance for credit losses as of March 31, 2024 related to its marketable securities. Further, given the lack of significant change in the credit risk of these investments, the Company did not recognize any other-than-temporary impairment losses.

5. Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued employee compensation costs	$1,653	$5,611
Accrued professional costs	1,732	651
Accrued research and development costs	5,992	4,634
Current portion of operating lease liabilities	2,213	2,062
Other current liabilities	980	857
	$12,570	$13,815

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

Future minimum lease payments under non-cancellable leases as of March 31, 2024 were as follows (in thousands):

2024	$1,959
2025	2,661
2026	2,564
Total lease payments	7,184
Less imputed interest	(846)
Present value of lease liabilities	$6,338

Lease balances as of March 31, 2024 were as follows (in thousands):

Operating right-of-use assets	$6,060
Current Portion of operating lease liabilities	$2,213
Non-current portion of operating lease liabilities	4,125
Total operating lease liabilities	$6,338

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases as of March 31, 2024 were as follows:

Weighted average remaining lease term in years	2.6
Weighted average discount rate	9.97%

Lease expense incurred under operating leases was $0.7 million for the three months ended March 31, 2024 and for the three months ended March 31, 2023 was $0.6 million.

License and research agreements

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton (the “Southampton Agreement”), whereby the Company acquired rights to foundational technologies related to the Company’s TANGO technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. As of March 31, 2024, the Company had paid $0.70 million under the Southampton Agreement as a result of entering into the Acadia Pharmaceuticals Inc. license and collaboration agreement in January 2022 (see Note 7). Additionally, certain licenses under the Southampton Agreement require the Company to reimburse the University of Southampton for certain past and ongoing patent related expenses. For the three months ended March 31, 2024 these expenses were $0.03 million compared to $0.04 million for the three months ended March 31, 2023.

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

As of March 31, 2024, the Company had $46.0 million in upfront consideration associated with the Acadia agreement relating to performance obligations that are unsatisfied or partially unsatisfied.

8. Equity incentive plans

In June 2019, the Company’s board of directors and stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) which became effective on June 17, 2019 and replaced the Company’s 2014 Equity Incentive Plan (the “2014 Plan”). In addition to the shares of common stock reserved for future issuance under the 2014 Plan that were added to the 2019 Plan upon its effective date, the Company initially reserved 2,200,000 shares of common stock for issuance under the 2019 Plan. The number of shares reserved for issuance under the 2019 Plan will increase automatically on January 1 of each of 2020 through 2029 by the number of shares equal to 4% of the aggregate number of outstanding shares of the Company’s common stock as of the immediately preceding December 31, or a lesser number as may be determined by the Company’s board of directors.

In April 2023, the Company’s board of directors adopted the Stoke Therapeutics, Inc. 2023 Inducement Plan (the “2023 Plan”). As permitted by Nasdaq stock market rules, the Company’s stockholders were not required to approve the 2023 Plan. The 2023 Plan provides for up to 1,000,000 shares of the Company’s common stock under awards granted to newly hired employees. An “award” is any right to receive common stock of the Company through nonstatutory stock options or restricted stock units (“RSUs”).

As of March 31, 2024, there were no shares available for future issuance under the 2014 Plan, 2,474,802 shares were available under the 2019 Plan and 927,000 shares were available under the 2023 Plan.

During the three months ended March 31, 2024, the Company granted options to purchase 1,099,000 shares of common stock to certain of its employees. The options vest over a period of up to four years and are exercisable at a per share price equal to the fair value of the common stock on the grant date. During the three months ended March 31, 2024, the Company granted 716,000 RSUs and 372,000 performance stock units (“PSUs”) to its employees. The RSUs vest over a period of up to four years.

Stock-based compensation

As of March 31, 2024, there was $25.2 million of unrecognized compensation cost related to unvested stock options granted under the 2019 and 2023 Plans. Compensation expense is expected to be recognized over a weighted average period of 2.9 years as of March 31, 2024. As of March 31, 2024, there was $33.4 million of unrecognized stock-based compensation related to RSUs and is expected to be recognized over a weighted average period of 2.7 years. As of March 31, 2024 there was $5.1 million of unrecognized stock-based compensation related to PSUs.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$2,091	$2,255
General and administrative	3,319	3,632
	$5,410	$5,887

2019 Employee stock purchase plan

In June 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective on June 18, 2019. The Company initially reserved 315,000 shares of common stock for sale under the ESPP. At March 31, 2024, the Company had 1,704,168 shares available for issuance under the ESPP. The average grant date fair value per share under the ESPP was $5.86 for 2024. The total ESPP stock-based compensation expense for the three months ended March 31, 2024 was $0.1 million and for the three months ended March 31, 2023 was $0.09 million. The number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years following the first offering date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or a lower amount determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP will not exceed 3,150,000 shares of the Company’s common stock.

9. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(26,374)	$(22,545)
Denominator:
Weighted-average number of common shares, basic and diluted	46,246,889	42,536,474
Net loss per share, basic and diluted	$(0.57)	$(0.53)

The Company’s potential dilutive securities, which include common stock options, RSUs, PSUs, and ESPP purchase rights, have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of shares of the Company’s common stock outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2024	2023
Outstanding options to purchase common stock	7,439,396	9,260,264
Restricted stock units	2,410,752	786,600
Total	9,850,148	10,046,864

10. Income taxes

The Company did not record an income tax benefit in its consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets as of March 31, 2024 and December 31, 2023, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company did not record any amounts for unrecognized tax benefits as of March 31, 2024 or December 31, 2023.

11. Subsequent events

In April, 2024, the Company closed an underwritten public offering, in which the Company issued and sold 5,555,557 shares of common stock at a public offering price of $13.50 per share and issued pre-funded warrants to purchase 3,703,730 shares of common stock at a public offering price of $13.499 per share subject to an exercise price equal to $0.0001. The common stock and warrants sold resulted in net proceeds of $120.3 million after deducting underwriting discounts and commissions.

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

Our first compound, STK-001, is in clinical testing for the treatment of Dravet syndrome, a severe and progressive genetic epilepsy. Dravet syndrome is characterized by frequent, prolonged and refractory seizures beginning within the first year of life. The disease is classified as a developmental and epileptic encephalopathy due to the developmental delays and cognitive impairment associated with it. Dravet syndrome is one of many diseases caused by a haploinsufficiency, in which a loss of approximately 50% of normal protein levels leads to disease. We have announced end of study data from two Phase 1/2a open-label studies of STK-001, MONARCH in the United States and ADMIRAL in the United Kingdom. We also have two ongoing Open Label Extension (“OLE”) studies of STK-001 for children and adolescents with Dravet syndrome, SWALLOWTAIL in the U.S. and LONGWING in the United Kingdom. Patients who participated in the MONARCH study in the United States or the ADMIRAL study in the United Kingdom and met study entry criteria were eligible to continue treatment in SWALLOWTAIL or LONGWING, respectively, both of which are designed to evaluate the long-term safety and tolerability of repeat doses of STK-001.

We are also pursuing treatment for a second haploinsufficient disease, autosomal dominant optic atrophy (“ADOA”), the most common inherited optic nerve disorder. STK-002 is our lead clinical candidate for the treatment of ADOA. STK-002 is designed to upregulate OPA1 protein expression by leveraging the non-mutant (wild-type) copy of the OPA1 gene to restore OPA1 protein expression with the aim to stop or slow vision loss in patients with ADOA. We have received authorization in the United Kingdom to proceed with a Phase 1 open-label study (OSPREY) of children and adults ages 6 to 55 who have an established diagnosis of ADOA and have evidence of a genetic mutation in the OPA1gene. We expect the OSPREY study to start in 2024.

In May 2022, we filed a universal Shelf Registration statement on Form S-3 (the “Registration Statement”) with the SEC. The Registration Statement was declared effective by the SEC on May 31, 2022, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by us of up to a maximum aggregate offering price of $400.0 million of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (“Sales Agreement”). The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The $150.0 million of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $400.0 million of securities that may be offered, issued and sold by us under the base prospectus. As of March 31, 2024, we had issued approximately 6.5 million shares of common stock pursuant to the Sales Agreement for net proceeds of $53.4 million. We may terminate this at-the-market program at any time, pursuant to its terms. On April 2, 2024, we completed an underwritten public offering of our common stock and issued and sold 5,555,557 shares of common stock at a public offering price of $13.50 per share and issued pre-funded warrants to purchase 3,703,730 shares of common stock at a public offering price of $13.499 per share subject to an exercise price equal to $0.0001. The common stock and warrants sold resulted in net proceeds of $120.3 million after deducting underwriting discounts and commissions.

As of March 31, 2024 and December 31, 2023 we had $178.6 million and $201.4 million, respectively, in cash, cash equivalents and marketable securities.

Since inception, we have had operating losses, the majority of which are attributable to research and development activities. Our net losses were $26.4 million and $22.5 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $428.2 million.

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

Based upon our current operating plan, we believe that our existing cash and cash equivalents as of March 31, 2024 together with the $120.3 million of net proceeds from our April 2024 public offering will enable us to fund our operating expenses and capital expenditure requirements at least to the end of 2025. To date, we have not had any products approved for sale and have not generated any product sales. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

One of several secondary endpoints for these studies was a comparison of the percent change in convulsive seizure frequency as measured by daily seizure diaries and calculated over 4-week periods: between baseline and 12 weeks after treatment; and between baseline and end of study. Data from patients treated with multiple doses of 70mg of STK-001 demonstrated the most substantial reductions in convulsive seizures on top of the standard of care, as illustrated below.

Median reductions in convulsive seizure frequency over time

Patients who were treated with one, two or three doses of 70mg demonstrated substantial reductions in convulsive seizure frequency at three months and at six months after the last dose, as shown in the below table.

Reductions in convulsive seizure frequency among patients treated with 70mg doses of STK-001

*Seizure data excluded from month 5-6 for 1 patient because >50% seizure diary was missing

†Seizure data excluded for 2 patients (1 patient prior to 3m after last dose, 1 prior to 6m after last dose) following a change in background antiseizure medicines

Additional data from patients who received cumulative doses of at least 30mg of STK-001 in the Phase 1/2a studies and then continued treatment with 30mg or 45mg doses of STK-001 every four months in one of the two OLEs demonstrated durable reductions in convulsive seizure frequency throughout the course of treatment, as illustrated below.

Durable reductions in convulsive seizure frequency in OLE studies

Data from a mixed-effects model for repeated measures analysis of these patients also indicated clinically meaningful improvements from baseline over 12 months in the OLEs in multiple measures of cognition and behavior, including multiple sub-domains of the Vineland-III (Vineland Adaptive Behavior Scale, Third Edition).

Patients in the OLE study LONGWING currently receive chronic dosing every four months of 45mg of STK-001, and in March 2024, we announced that the U.S. Food and Drug Administration will allow chronic dosing in OLE study SWALLOWTAIL in the United States to increase to 45mg every four months as well.

We plan to meet with regulatory authorities to discuss a registrational study design that includes initial doses of 70mg followed by continued dosing at 45mg of STK-001 and anticipate providing an update in the second half of 2024.

Financial operations overview

Revenue

We currently do not have any products approved for sale and have not generated any revenue from product sales since inception through March 2024. If we are able to successfully develop, receive regulatory approval for and commercialize any of our current or future product candidates alone or in collaboration with third parties, we may generate revenue from the sales of these product candidates.

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

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Three Months Ended March 31,
	2024	2023
STK-001	$8,534	$6,077
STK-002	1,706	2,137
SYNGAP1	284	75
MECP2	243	131
Non-program specific and unallocated research and development expenses	11,601	11,211
Total research and development expenses	$22,368	$19,631

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

Other income (expense)

Our other income (expense) includes (i) interest income earned on cash reserves in our operating, money market fund, investment accounts and on our marketable securities investments and (ii) other items of income (expense), net.

Results of operations for the three months ended March 31, 2024 and 2023

The following table sets forth our results of operations:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Condensed consolidated statements of operations:
Revenue	$4,216	$5,152
Operating expenses:
Research and development	22,368	19,631
General and administrative	10,220	10,211
Total operating expenses	32,588	29,842
Loss from operations	(28,372)	$(24,690)
Other income (expense):
Interest income (expense), net	2,426	2,103
Other income (expense), net	(428)	42
Total other income (expense)	1,998	2,145
Net loss	$(26,374)	$(22,545)

Revenue

Revenue for the three months ended March 31, 2024 was $4.2 million compared to $5.2 million for the three months ended March 31, 2023, a decrease of $0.9 million. Revenue is generated from satisfying contractual obligations of the collaboration and licensing agreement with Acadia Pharmaceuticals, Inc.

Research and development expenses

Research and development expenses were $22.4 million for the three months ended March 31, 2024 as compared to $19.6 million for the three months ended March 31, 2023, an increase of $2.8 million. The table below summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2024	2023
STK-001	$8,534	$6,077
STK-002	1,706	2,137
SYNGAP1	284	75
MECP2	243	131
Personnel-related expenses	7,956	8,015
Third-party services	168	531
Scientific consulting	240	158
Facilities and other research and development expenses	3,237	2,507
Total research and development expenses	$22,368	$19,631

The increase in research and development expenses were primarily attributable to an increase of $2.5 million in expenses related to our STK-001 program, which is comprised of third-party services and scientific consulting fees, an increase of $0.3 million in external third-party expenses related to SYNGAP1, MECP2, an increase of $0.7 million in facilities and other research and development costs offset by a decrease of $0.4 million in expenses related to our STK-002 program, which is comprised of third-party services and scientific consulting fees, a decrease of $0.3 million and non-project specific consulting and third-party services and a decrease of $0.1 million in personnel costs.

General and administrative expenses

General and administrative expenses were $10.2 million for the three months ended March 31, 2024 as compared to $10.2 million for the three months ended March 31, 2023.

Other income (expense)

Other income (expense) was $1.9 million for the three months ended March 31, 2024 as compared to $2.1 million for the three months ended March 31, 2023.

Liquidity and capital resources

Since our inception through March 31, 2024, our operations have been financed by net proceeds of $543.9 million from the sale of convertible notes payable and our convertible preferred stock, our initial public offering, follow-on offering, proceeds from the Sales Agreement and the upfront payment from Acadia. As of March 31, 2024, we had $178.6 million in cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. On April 2, 2024, we completed an underwritten public offering of our common stock and issued and sold 5,555,557 shares of common stock at a public offering price of $13.50 per share and issued pre-funded warrants to purchase 3,703,730 shares of common stock at a public offering price of $13.499 per share subject to an exercise price equal to $0.0001. The common stock and warrants sold resulted in net proceeds of $120.3 million after deducting underwriting discounts and commissions.

We have incurred losses since our inception in June 2014 and, as of March 31, 2024, we had an accumulated deficit of $428.2 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Based upon our current operating plan, we believe that our existing cash and cash equivalents as of March 31, 2024 together with the $120.3 million of net proceeds from our April 2024 public offering will enable us to fund our operating expenses and capital expenditure requirements at least to the end of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global macroeconomic conditions, including inflation, changing interest rates and instability in the global banking system, and disruptions to and volatility in the credit and financial markets in the United States and worldwide. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Cash flows

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(24,566)	$(21,356)
Investing activities	9,988	53,085
Financing activities	1,717	45,054
Net increase (decrease) in cash, cash equivalents and restricted cash	$(12,861)	$76,783

Operating activities

During the three months ended March 31, 2024, cash used in operating activities was $24.6 million. This was primarily attributable to a net loss of $26.4 million, a net change of $4.7 million in our net operating assets and liabilities, offset by non-cash charges of $6.5 million for stock-based compensation, depreciation, amortization and accretion of marketable securities, and a reduction in the carrying amount of right of use assets.

During the three months ended March 31, 2023, cash used in operating activities was $21.4 million. This was primarily attributable to a net loss of $22.5 million, a net change of $5.9 million in our net operating assets and liabilities, offset by non-cash charges of $7.0 million for share-based compensation, depreciation, amortization and accretion of marketable securities, and a reduction in the carrying amount of right of use assets.

Investing activities

Our investing activities during the three months ended March 31, 2024 and 2023 have consisted of proceeds from the sales of marketable securities partially offset by purchases of property and equipment.

Financing activities

Our financing activities during the three months ended March 31, 2024 consisted of $1.3 million of net proceeds from the controlled equity offering sales agreement, $0.2 million from the exercise of stock options and $0.2 million in proceeds from our Employee Stock Purchase Plan (the "ESPP").

Our financing activities during the three months ended March 31, 2023 consisted of $44.7 million of net proceeds from the controlled equity offering sales agreement, $0.2 million from the exercise of stock options and $0.2 million in proceeds from the ESPP.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of March 31, 2024 and the effects that such obligations are expected to have on our liquidity and cash flows in future fiscal periods:

	Payments Due by Fiscal Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$7,184	$1,959	$5,225	$—	$—
Total	$7,184	$1,959	$5,225	$—	$—

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

Commitments

Our commitments primarily consist of obligations under our agreement with the University of Southampton. As of March 31, 2024, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6—Commitments and Contingencies of the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K filed with the SEC on March 25, 2024.

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

We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year (a) following the fifth anniversary of the completion of our initial public offering ("IPO"), (b) in which we have total annual gross revenues of at least $1.235 billion, or (c) when we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We anticipate ceasing to be an emerging growth company as of December 31, 2024, which is the last day of our fiscal year following the fifth anniversary of the completion of our IPO.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The standard is effective for annual reporting periods beginning after December 15, 2023, and interim periods within years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact that the adoption will have on its consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risks in the ordinary course, primarily including interest sensitivities. As of March 31, 2024 and December 31, 2023, we had cash, cash equivalents and marketable securities of $178.6 million and $201.4 million respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

Inflation Risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the periods ended March 31, 2024 and 2023.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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
•
If clinical trials of STK-001, STK-002 or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the United States Food and Drug Administration (the “FDA”) or foreign regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately may be unable to complete, the development and commercialization of such product candidate.
•
We may not be successful in our efforts to use our Targeted Augmentation of Nuclear Gene Output (“TANGO”) technology to expand our pipeline of product candidates and develop marketable products.
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

We have invested substantially all of our efforts and financial resources in the development of TANGO and our current lead product candidate, STK-001, for the treatment of Dravet syndrome. We submitted an investigational new drug application (“IND”) for STK-001 to the FDA in late 2019. In August 2020, we dosed the first patient with STK-001 in the single ascending dose portion of the MONARCH Phase 1/2a Study at the 10mg dose level.

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
•
successful completion of preclinical studies, including those compliant with Good Laboratory Practices toxicology studies, biodistribution studies and minimum effective dose studies in animals;
•
our ability to reach agreements on acceptable terms with prospective third-party contract research organizations (“CROs”) and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among CROs and trial sites;
•
successful enrollment and completion of clinical trials compliant with current Good Clinical Practices;
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

In addition, we, the FDA, foreign regulatory authorities, or an IRB or similar foreign review board or committee, may delay initiation of, suspend or limit dose escalation of clinical trials of a product candidate at any time for various reasons, including if we or they believe the healthy volunteer subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a product candidate or a related product in preclinical trials or on healthy volunteer subjects or patients in a clinical trial could result in such a decision. For example, in November 2022, we announced our decision to limit chronic dosing in the open-label extension studies to 30mg in SWALLOWTAIL in the U.S. and 45mg in LONGWING in the U.K. Our decision at that time was based on interactions with regulatory agencies and a review of interim chronic toxicology data from a study in non-human primates (“NHPs”) in which the total drug administered to NHPs over a 1-year period was substantially higher than what we would anticipate giving to participants in clinical trials.

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

Our product candidates and the activities associated with their development and potential commercialization, including their testing, manufacturing, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other U.S. and international regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, including current Good Manufacturing Practices (“CGMPs”), quality control, quality assurance and corresponding maintenance of records and documents, including periodic inspections by the FDA and other regulatory authorities and requirements regarding the distribution of samples to providers and recordkeeping.

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

Although other antisense oligonucleotides (“ASOs”) have received regulatory approval, our method of seeking to upregulate protein expression by targeting the underlying genetic causes of haploinsufficiencies presents a new approach to disease treatment, which means there is uncertainty associated with the safety profile of STK-001, STK-002 or our future product candidates and drugs in the antisense oligonucleotide class.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, on certain types of people and entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
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

We have incurred net losses in each year since our inception. We incurred net losses of $26.4 million and $22.5 million, for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had accumulated deficits of $428.2 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for STK-001, STK-002 and other future product candidates, if any, and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our cash, cash equivalents and marketable securities of $178.6 million as of March 31, 2024 together with the $120.3 million of proceeds from our April 2024 public offering will enable us to fund our operating expenses and capital expenditure requirements at least to the end of 2025. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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

We have incurred substantial losses during our history. We do not expect to be profitable soon and may never achieve profitability. As of December 31, 2023, we had federal and state net operating loss carryforwards, or NOLs, of approximately $189.5 million and $199.4 million, respectively, and as of December 31, 2022, we had federal and state NOLs of approximately $210.9 million and $212.8 million, respectively. Our pre-2018 NOLs expire at various dates beginning in 2034. In general, NOLs generated in and after 2018 have no expiration. To the extent that we continue to generate NOLs, unused NOLs carry forward to offset future taxable income until such NOLs expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986 (“IRC“), as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. The Company recently performed an IRC 382 study and identified ownership changes in prior years. Based on existing Section 382 limitations, $0.9 million of the existing federal NOL will not be utilizable due to restrictive limitations. We may experience additional ownership changes in the future because of subsequent shifts in our stock ownership. As a result, our ability to use our pre-change NOLs to offset U.S. federal taxable income, if any, is subject to limitations, which could potentially result in increased future tax liability. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Because of our valuation allowance in the U.S., ongoing tax effects of the TCJA are not expected to materially change our effective tax rate in future periods.

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

We own multiple issued U.S. and foreign patents covering STK-001 and related compositions, the mechanism of action and use of STK-001 for treating diseases, as well as multiple pending U.S., PCT international, and foreign patent applications covering STK-001 and related compositions, and the mechanism of action and use of STK-001 for treating diseases. We have also in-licensed multiple issued U.S. and foreign patents that cover the mechanism of action of STK-001, use of the mechanism for treating diseases, and related compositions. With respect to STK-002, we have applied for and are currently pursuing patent protection for the mechanism of action of STK-002, compositions related to STK-002, and uses of those compositions in several economically significant countries. We own an issued U.S. patent and an issued foreign patent covering STK-002 and related compositions. We also own a pending PCT international application and numerous pending U.S. and foreign patent applications covering STK-002 and related compositions, mechanism of action and use of STK-002 for treating diseases. Furthermore, our in-licensed issued U.S. and foreign patents (mentioned above) cover the mechanism of action of STK-002. We cannot be certain that any of the issued patents we currently own or in-license will adequately protect STK-001, STK-002 and other programs or that they will not be challenged, narrowed, circumvented, invalidated or held unenforceable. We also cannot be certain that any of the pending patent applications will issue as patents, and if they do, that such patents will cover or adequately protect STK-001, STK-002 and other programs or that such patents will not be challenged, narrowed, circumvented, invalidated or held unenforceable.

In addition to claims directed toward the technology underlying our TANGO platform, our owned and in-licensed patents and patent applications contain claims directed to compositions of matter on the active pharmaceutical ingredients (“APIs”) in our product candidates, as well as methods-of-use directed to the use of an API for a specified treatment. Composition-of-matter patents on the active pharmaceutical ingredient in prescription drug products provide protection without regard to any particular method of use of the API used. Method-of-use patents do not prevent a competitor or other third party from developing or marketing an identical product for an indication that is outside the scope of the patented method. Moreover, with respect to method-of-use patents, even if competitors or other third parties do not actively promote their product for our targeted indications or uses for which we may obtain patents, providers may recommend that patients use these products off-label, or patients may do so themselves. Although off-label use may infringe or contribute to the infringement of method-of-use patents, the practice is common, and this type of infringement is difficult to prevent or prosecute.

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

Likewise, our currently owned and in-licensed patents and patent applications, if issued as patents, directed to our proprietary technologies and our product candidates are expected to expire from 2035 through 2045, without taking into account any possible patent term adjustments or extensions. Our earliest in-licensed patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Additionally, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of the pending patent applications we own or in-license currently or in the future. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, financial condition, results of operations and prospects.

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

As of March 31, 2024 entities affiliated with Skorpios Trust beneficially owned 31.06% of the voting power of all outstanding shares of our common stock. As a result, these entities will have considerable influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, amendment of our organizational documents, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of such entities may not be the same as or may even conflict with your interests. For example, these entities could potentially delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock.

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

Our restated certificate of incorporation and our restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions:

•
establish a classified board of directors so that not all members of our board of directors are elected at one time;
•
permit only our board of directors to establish the number of directors and fill vacancies on our board of directors;
•
provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•
require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;
•
authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•
eliminate the ability of our stockholders to call special meetings of stockholders;
•
prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•
prohibit cumulative voting; and
•
establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, none of our directors or officers, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name	Title	Action	Date	Rule 10b5-1*	Non Rule 10b5-1**	Total Shares to be Sold	Expiration Date(1)
Arthur Tzianabos	Director	Adoption	3/8/2024	X		73,739	3/15/2025

* Intended to satisfy the affirmative defense of Rule 10b5-1(c) Act.

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c) Act.

(1) Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table.

The new Rule 10b5-1 Plan that was adopted in the above table includes a representation from Mr. Tzianabos to the broker administering the plan that he was not in possession of any material nonpublic information regarding the Company or the securities subject to the Rule 10b5-1 Plan at the time the Rule 10b5-1 Plan was entered into. A similar representation was made to us in connection with the adoption of the Rule 10b5-1 Plan under our insider trading policy. Those representations were made as of the Adoption Date set forth above, and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which the directors and officers was unaware, or with respect to any material nonpublic information acquired by the above directors and officers or passage after the date of the representation.

Once executed, transactions under a Rule 10b5-1 Plan adopted during the period described above will be disclosed publicly through Form 4 and/or Form 144 filings with the SEC in accordance with applicable securities laws, rules, and regulations. Except as may be required by law, we do not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Mr. Tzianabos or other officers or directors of the Company.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Inline Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

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

STOKE THERAPEUTICS, INC.

Date: May 6, 2024	By:	/s/ Edward M. Kaye, M.D.
Edward M. Kaye, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2024	By:	/s/ Stephen J. Tulipano
Stephen J. Tulipano
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)