Form 10-Q
period 2024-06-30
Stoke Therapeutics, Inc.
filed 2024-08-07
CIK 1623526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024 the registrant had 52,647,799 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding the ability of zorevunersen (STK-001) to treat the underlying causes of Dravet syndrome and reduce seizures or show improvements in behavior or cognition at the indicated dosing levels or at all, the timing and expected progress of clinical trials, our future results of operations and financial position, business strategy, prospective products, planned preclinical studies and clinical or field trials, regulatory approvals, research and development costs, and timing and likelihood of success, as well as plans and objectives of management for future operations, may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.

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
•
our ability to develop, obtain regulatory approval for and commercialize zorevunersen, STK-002 and our future product candidates;
•
our success in early preclinical studies or clinical trials, which may not be indicative of results obtained in later studies or trials;
•
the success of our collaboration with Acadia Pharmaceuticals and our ability to enter into successful collaborations in the future;
•
the availability of coverage and adequate reimbursement from third party payors for zorevunersen, STK-002 and our future product candidates, if such products are approved;
•
our ability to identify patients with the diseases treated by zorevunersen, STK-002 or our future product candidates, and to enroll patients in trials;
•
the success of our efforts to use TANGO (Targeted Augmentation of Nuclear Gene Output) to expand our pipeline of product candidates and develop marketable products;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated balance sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$193,476	$191,442
Marketable securities	88,506	9,952
Prepaid expenses	10,345	11,320
Restricted cash - short-term	75	—
Interest receivable	305	64
Other current assets	4,287	2,561
Total current assets	$296,994	$215,339
Restricted cash - long-term	494	569
Operating lease right-of-use assets	5,499	6,611
Property and equipment, net	4,770	5,823
Total Assets	$307,757	$228,342
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,945	$1,695
Accrued and other current liabilities	14,500	13,815
Deferred revenue - current portion	26,051	15,309
Total current liabilities	$44,496	$30,819
Deferred revenue - net of current portion	16,946	33,074
Other long term liabilities	3,606	4,884
Total long term liabilities	20,552	37,958
Total liabilities	$65,048	$68,777
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized, 52,305,641 and 45,918,233 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	696,637	561,433
Accumulated other comprehensive loss	(15)	(24)
Accumulated deficit	(453,918)	(401,849)
Total stockholders’ equity	$242,709	$159,565
Total liabilities and stockholders’ equity	$307,757	$228,342

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated statements of operations and comprehensive loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$4,831	$(2,481)	$9,048	$2,671
Operating expenses:
Research and development	21,136	20,551	43,504	40,182
General and administrative	13,037	10,230	23,258	20,442
Total operating expenses	34,173	30,781	66,762	60,624
Loss from operations	(29,342)	(33,262)	(57,714)	(57,953)
Other income (expense):
Interest income (expense), net	3,695	2,567	6,121	4,670
Other income (expense), net	(48)	41	(476)	84
Total other income (expense)	3,647	2,608	5,645	4,754
Net loss	$(25,695)	$(30,654)	$(52,069)	$(53,199)
Net loss per share, basic and diluted	$(0.46)	$(0.69)	$(1.02)	$(1.23)
Weighted-average common shares outstanding, basic and diluted	55,765,948	44,188,464	51,288,222	43,367,032
Comprehensive loss:
Net loss	$(25,695)	$(30,654)	$(52,069)	$(53,199)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(15)	219	9	796
Total other comprehensive gain (loss)	$(15)	$219	$9	$796
Comprehensive loss	$(25,710)	$(30,435)	$(52,060)	$(52,403)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated statements of stockholders’ equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2022	39,439,575	$4	$483,170	$(1,175)	$(297,150)	$184,849
Net loss	—	—	—	—	(22,545)	(22,545)
Unrealized gain on marketable securities	—	—	—	577	—	577
Stock-based compensation	—	—	5,887	—	—	5,887
Issuance of common stock upon exercise of stock options	80,611	—	158	—	—	158
Issuance of common stock related to employee stock purchase plan	19,550	—	153	—	—	153
Shares sold as part of controlled equity offering sales agreement	4,635,353	—	44,743	—	—	44,743
Balance as of March 31, 2023	44,175,089	$4	$534,111	$(598)	$(319,695)	$213,822
Net loss	—	—	—	—	(30,654)	(30,654)
Unrealized gain on marketable securities	—	—	—	219	—	219
Stock-based compensation	—	—	6,760	—	—	6,760
Issuance of common stock upon exercise of stock options	27,908	—	48	—	—	48
Balance as of June 30, 2023	44,202,997	$4	$540,919	$(379)	$(350,349)	$190,195

Balance as of December 31, 2023	45,918,233	$5	$561,433	$(24)	$(401,849)	$159,565
Net loss	—	—	—	—	(26,374)	(26,374)
Unrealized gain on marketable securities	—	—	—	24	—	24
Stock-based compensation	—	—	5,410	—	—	5,410
Issuance of common stock upon exercise of stock options	270,032	—	250	—	—	250
Issuance of common stock related to employee stock purchase plan	37,542	—	168	—	—	168
Shares sold as part of controlled equity offering sales agreement	272,270	—	1,299	—	—	1,299
Balance as of March 31, 2024	46,498,077	$5	$568,560	$—	$(428,223)	$140,342
Net loss	—	—	—	—	(25,695)	(25,695)
Unrealized gain on marketable securities	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	7,427	—	—	7,427
Issuance of common stock upon exercise of stock options	252,007	—	766	—	—	766
Issuance of common stock and warrants upon follow-on offering, net of underwriting discounts, commissions and offering costs	5,555,557	—	119,884	—	—	119,884
Balance as of June 30, 2024	52,305,641	$5	$696,637	$(15)	$(453,918)	$242,709

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated statements of cash flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(52,069)	$(53,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,111	1,208
Amortization and accretion of marketable securities	(313)	(114)
Stock-based compensation	12,837	12,647
Reduction in the carrying amount of right of use assets	1,112	1,106
Changes in assets and liabilities:
Prepaid expenses and other current assets	(993)	(310)
Accounts payable, accrued liabilities and lease liabilities	1,658	(4,076)
Deferred revenue	(5,386)	(418)
Net cash used in operating activities	(42,043)	(43,156)
Cash flows from investing activities:
Purchases of marketable securities	(88,232)	—
Purchases of property and equipment	(58)	(1,004)
Sales of marketable securities	10,000	77,562
Net cash (used in) provided by investing activities	(78,290)	76,558
Cash flows from financing activities:
Proceeds from Employee Stock Purchase Plan	168	206
Proceeds from issuance of common stock upon exercise of stock options	1,016	153
Proceeds from issuance of common stock in controlled equity offering sales agreements	1,299	44,743
Proceeds from follow-on offering, net of underwriting discounts, commissions and offering costs	119,884	—
Net cash provided by financing activities	122,367	45,102
Net increase in cash, cash equivalents and restricted cash	2,034	78,504
Cash, cash equivalents and restricted cash—beginning of period	192,011	114,125
Cash, cash equivalents and restricted cash—end of period	$194,045	$192,629

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Notes to Consolidated financial statements—(unaudited)

1. Nature of the business

Organization

Stoke Therapeutics, Inc. (the “Company”) was founded in June 2014 and was incorporated under the laws of the State of Delaware. The Company is a biotechnology company dedicated to restoring protein expression by harnessing the body's potential with RNA medicine.

Shelf Registration

In May 2022, the Company filed a universal Shelf Registration statement on Form S-3 (the “Registration Statement”) with the SEC. The Registration Statement was declared effective by the SEC on May 31, 2022, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $400.0 million of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of its common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (“Sales Agreement”). The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The $150.0 million of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $400.0 million of securities that may be offered, issued and sold by the Company under the base prospectus. As of June 30, 2024, the Company had issued approximately 6.5 million shares of common stock pursuant to the Sales Agreement for net proceeds of $53.4 million. Since June 30, 2024, the Company has issued approximately 0.3 million shares of common stock pursuant to the Sales Agreement for net proceeds of $4.0 million. The Company may terminate this at-the-market program at any time, pursuant to its terms. On April 2, 2024, the Company completed an underwritten public offering of its common stock and issued and sold 5,555,557 shares of common stock at a public offering price of $13.50 per share and issued pre-funded warrants to purchase 3,703,730 shares of common stock at a public offering price of $13.499 per share subject to an exercise price equal to $0.0001. The common stock and pre-funded warrants sold resulted in net proceeds of $119.9 million after deducting underwriting discounts, commissions and offering costs.

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

Unaudited interim financial information

The accompanying interim unaudited consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and related notes as of and for the year ended December 31, 2023, which was filed with the SEC on March 25, 2024. The Company’s financial information as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet information as of December 31, 2023 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

At June 30, 2024, restricted cash consisted of money market accounts collateralizing letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities.

Cash and cash equivalents, and restricted cash in the consolidated statements of cash flows consists of the following (in thousands):

	As of June 30,
	2024	2023
Cash and cash equivalents	$193,476	$192,060
Restricted cash - short-term	75	—
Restricted cash - long-term	494	569
Total cash, cash equivalents and restricted cash	$194,045	$192,629

Emerging growth company and smaller reporting company status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.

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

3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair value measurements as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$186,819	$—	$—	$186,819
Total	$186,819	$—	$—	$186,819

Marketable Securities:
US Government debt securities	$—	$88,506	$—	$88,506
Total	$—	$88,506	$—	$88,506

	Fair value measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$186,186	$—	$—	$186,186
Total	$186,186	$—	$—	$186,186

Marketable Securities:
US Government debt securities	$—	$9,952	$—	$9,952
Total	$—	$9,952	$—	$9,952

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy. The carrying value of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the consolidated balance sheets as of June 30, 2024 and December 31, 2023.

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

4. Marketable securities

The following table summarizes the Company’s marketable securities as of June 30, 2024 (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable securities:
US Government debt securities	$88,521	$—	$(15)	$88,506
Total	$88,521	$—	$(15)	$88,506

The following table summarizes the Company’s marketable securities as of December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable securities:
US Government debt securities	$9,976	$—	$(24)	$9,952
Total	$9,976	$—	$(24)	$9,952

As of June 30, 2024, the weighted average maturity of the Company’s marketable securities ranges from approximately 0.13 years to 0.83 years.

The Company did not record an allowance for credit losses as of June 30, 2024 related to its marketable securities. Further, given the lack of significant change in the credit risk of these investments, the Company did not recognize any other-than-temporary impairment losses.

5. Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued employee compensation costs	$3,540	$5,611
Accrued professional costs	2,149	651
Accrued research and development costs	5,497	4,634
Current portion of operating lease liabilities	2,277	2,062
Other current liabilities	1,037	857
	$14,500	$13,815

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

In December 2018, the Company entered into an agreement to lease 2,485 square feet of space for an initial term of three years. The lease includes one renewal option for an additional two years; however, any time after the initial term the landlord may relocate the Company from the premises to a space reasonably comparable in size and utility. As the Company does not have the right to control the use of the identified asset after the initial term, the renewal option was excluded from the lease liability calculation. Lease terms commence at $0.2 million per annum, with 2.5% annual base rent increases plus operating expenses, real estate taxes, utilities and janitorial fees. The lease commencement date was May 1, 2019.

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

Future minimum lease payments under non-cancellable leases as of June 30, 2024 were as follows (in thousands):

2024	$1,307
2025	2,661
2026	2,564
Total lease payments	6,532
Less imputed interest	(704)
Present value of lease liabilities	$5,828

Lease balances as of June 30, 2024 were as follows (in thousands):

Operating right-of-use assets	$5,499
Current Portion of operating lease liabilities	$2,277
Non-current portion of operating lease liabilities	3,551
Total operating lease liabilities	$5,828

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases as of June 30, 2024 were as follows:

Weighted average remaining lease term in years	2.4
Weighted average discount rate	10.03%

Lease expense incurred under operating leases was $0.7 million for the three months ended June 30, 2024and was $0.7 million for the three months ended June 30, 2023. Lease expense incurred under operating leases was $1.4 million for the six months ended June 30, 2024 and was $1.2 million for the six months ended June 30, 2023.

License and research agreements

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton (the “Southampton Agreement”), whereby the Company acquired rights to foundational technologies related to the Company’s TANGO technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. As of June 30, 2024, the Company had paid $0.70 million under the Southampton Agreement as a result of entering into the Acadia Pharmaceuticals Inc. license and collaboration agreement in January 2022 (see Note 7). Additionally, certain licenses under the Southampton Agreement require the Company to reimburse the University of Southampton for certain past and ongoing patent related expenses. For the three months ended June 30, 2024 these expenses were $0.04 million compared to $0.10 million for the three months ended June 30, 2023, and for the six months ended June 30, 2024 these expenses were $0.07 million compared to $0.14 million for the six months ended June 30, 2023.

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

As of June 30, 2024, the Company had $43.0 million in upfront consideration associated with the Acadia agreement relating to performance obligations that are unsatisfied or partially unsatisfied.

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

As of June 30, 2024, there were no shares available for future issuance under the 2014 Plan, 2,362,405 shares were available under the 2019 Plan and 190,400 shares were available under the 2023 Plan.

During the three months ended June 30, 2024, the Company granted options to purchase 897,712 shares of common stock to certain of its employees. The options vest over a period of up to four years and are exercisable at a per share price equal to the fair value of the common stock on the grant date. During the three months ended June 30, 2024, the Company did not grant RSUs or performance stock units (“PSUs”) to its employees.

Stock-based compensation

As of June 30, 2024, there was $30.9 million of unrecognized compensation cost related to unvested stock options granted under the 2019 and 2023 Plans. Compensation expense is expected to be recognized over a weighted average period of 3.0 years as of June 30, 2024. As of June 30, 2024, there was $29.3 million of unrecognized stock-based compensation related to RSUs and is expected to be recognized over a weighted average period of 2.4 years. As of June 30, 2024 there was $4.2 million of unrecognized stock-based compensation related to PSUs.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$2,924	$2,776	$5,015	$5,031
General and administrative	4,503	3,984	7,822	7,616
Total	$7,427	$6,760	$12,837	$12,647

2019 Employee stock purchase plan

In June 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 18, 2019. The Company initially reserved 315,000 shares of common stock for sale under the ESPP. At June 30, 2024, the Company had 1,631,069 shares available for issuance under the ESPP. The average grant date fair value per share under the ESPP was $5.86 for 2024. The total ESPP stock-based compensation expense for the three and six months ended June 30, 2024 was $0.1 million and $0.2 million, respectively, and for the three and six months ended June 30, 2023 was $0.1 million and $0.2 million, respectively. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first ten calendar years following the first offering date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or a lower amount determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP will not exceed 3,150,000 shares of the Company’s common stock.

9. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(25,695)	$(30,654)	$(52,069)	$(53,199)
Denominator:
Weighted-average number of common shares, basic and diluted	55,765,948	44,188,464	51,288,222	43,367,032
Net loss per share, basic and diluted	$(0.46)	$(0.69)	$(1.02)	$(1.23)

The Company has included the outstanding pre-funded warrants from the April 2024 offering in the number of total outstanding shares used for the computation of basic and diluted net loss per share for the period ending June 30, 2024, since they have a de minimis exercise price. The Company’s potential dilutive securities, which include common stock options, RSUs, PSUs, and ESPP purchase rights, have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of shares of the Company’s common stock outstanding, including warrants, used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2024	2023
Outstanding options to purchase common stock	8,064,604	9,441,904
Restricted stock units	2,390,957	783,600
Total	10,455,561	10,225,504

10. Income taxes

The Company did not record an income tax benefit in its consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets as of June 30, 2024 and December 31, 2023, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company did not record any amounts for unrecognized tax benefits as of June 30, 2024 or December 31, 2023.

11. Subsequent events

Since June 30, 2024, through the date of the issuance of these consolidated financial statements, the Company sold 0.3 million shares of our common stock and received $4.0 million after deducting commissions related to the Sales Agreement.

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

Our first compound, zorevunersen (STK-001), is in clinical testing for the treatment of Dravet syndrome, a severe and progressive genetic epilepsy. Dravet syndrome is characterized by frequent, prolonged and refractory seizures beginning within the first year of life. The disease is classified as a developmental and epileptic encephalopathy due to the developmental delays and cognitive impairment associated with it. Dravet syndrome is one of many diseases caused by a haploinsufficiency, in which a loss of approximately 50% of normal protein levels leads to disease. We have completed two Phase 1/2a open-label studies of zorevunersen, MONARCH in the United States and ADMIRAL in the United Kingdom. We also have two ongoing Open Label Extension (“OLE”) studies of zorevunersen for children and adolescents with Dravet syndrome, SWALLOWTAIL in the U.S. and LONGWING in the United Kingdom. Patients who participated in the MONARCH study in the United States or the ADMIRAL study in the United Kingdom and met study entry criteria were eligible to continue treatment in SWALLOWTAIL or LONGWING, respectively, both of which are designed to evaluate the long-term safety and tolerability of repeat doses of zorevunersen.

We are also pursuing treatment for a second haploinsufficient disease, autosomal dominant optic atrophy (“ADOA”), the most common inherited optic nerve disorder. STK-002 is our lead clinical candidate for the treatment of ADOA. STK-002 is designed to upregulate OPA1 protein expression by leveraging the non-mutant (wild-type) copy of the OPA1 gene to restore OPA1 protein expression with the aim to stop or slow vision loss in patients with ADOA. We have received authorization in the United Kingdom to proceed with a Phase 1 open-label study (OSPREY) of children and adults ages 6 to 55 who have an established diagnosis of ADOA and have evidence of a genetic mutation in the OPA1 gene. We expect the OSPREY study to start later this year.

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

As of June 30, 2024, we had issued approximately 6.5 million shares of common stock pursuant to the Sales Agreement for net proceeds of $53.4 million. Since June 30, 2024, the Company has issued approximately 0.3 million shares of common stock pursuant to the Sales Agreement for net proceeds of $4.0 million. We may terminate this at-the-market program at any time, pursuant to its terms. On April 2, 2024, we completed an underwritten public offering of our common stock and issued and sold 5,555,557 shares of common stock at a public offering price of $13.50 per share and issued pre-funded warrants to purchase 3,703,730 shares of common stock at a public offering price of $13.499 per share subject to an exercise price equal to $0.0001. The common stock and pre-funded warrants sold resulted in net proceeds of $119.9 million after deducting underwriting discounts, commissions and offering costs. No pre-funded warrants have been exercised as of June 30, 2024.

As of June 30, 2024 and December 31, 2023 we had $282.0 million and $201.4 million, respectively, in cash, cash equivalents and marketable securities.

Since inception, we have had operating losses, the majority of which are attributable to research and development activities. Our net losses were $25.7 million and $30.7 million for the three months ended June 30, 2024 and 2023, respectively and $52.1 million and $53.2 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $453.9 million.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements at least to the end of 2025. To date, we have not had any products approved for sale and have not generated any product sales. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

Program Update

Dravet Syndrome Program – zorevunersen

In August 2024 we announced that the U.S. Food and Drug Administration removed the partial clinical hold on higher doses of zorevunersen in the MONARCH and SWALLOWTAIL studies in the United States. While the MONARCH study has been completed, patients in the SWALLOWTAIL OLE study in the United States currently receive chronic dosing every four months of 45mg of zorevunersen. In the United Kingdom, Patients in the LONGWING OLE study receive chronic dosing every four months of 45mg of zorevunersen as well.

Discussions with global regulatory agencies are underway and we are on track to provide a regulatory update on Phase 3 registrational plans for zorevunersen in the second half of 2024.

Financial operations overview

Revenue

We currently do not have any products approved for sale and have not generated any revenue from product sales since inception through June 2024. If we are able to successfully develop, receive regulatory approval for and commercialize any of our current or future product candidates alone or in collaboration with third parties, we may generate revenue from the sales of these product candidates.

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

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Zorevunersen (STK-001)	$6,543	$7,055	$15,076	$13,132
STK-002	1,509	1,552	$3,215	3,689
SYNGAP1	239	25	$523	101
MECP2	254	277	$497	408
Non-program specific and unallocated research and development expenses	12,591	11,642	24,193	22,852
Total research and development expenses	$21,136	$20,551	$43,504	$40,182

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

Results of operations for the three months ended June 30, 2024 and 2023

The following table sets forth our results of operations:

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Consolidated statements of operations:
Revenue	$4,831	$(2,481)
Operating expenses:
Research and development	21,136	20,551
General and administrative	13,037	10,230
Total operating expenses	34,173	30,781
Loss from operations	(29,342)	$(33,262)
Other income (expense):
Interest income (expense), net	3,695	2,567
Other income (expense), net	(48)	41
Total other income (expense)	3,647	2,608
Net loss	$(25,695)	$(30,654)

Revenue

Revenue for the three months ended June 30, 2024 was $4.8 million compared to $(2.5) million for the three months ended June 30, 2023, an increase of $7.3 million. Revenue is generated from satisfying contractual obligations of the collaboration and licensing agreement with Acadia Pharmaceuticals, Inc.

Research and development expenses

Research and development expenses were $21.1 million for the three months ended June 30, 2024 as compared to $20.6 million for the three months ended June 30, 2023, an increase of $0.5 million. The table below summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,
	2024	2023
Zorevunersen	$6,543	$7,055
STK-002	1,509	1,552
SYNGAP1	239	25
MECP2	254	277
Personnel-related expenses	8,868	8,274
Third-party services	296	604
Scientific consulting	503	146
Facilities and other research and development expenses	2,924	2,618
Total research and development expenses	$21,136	$20,551

The increase in research and development expenses was primarily attributable to an increase of $0.6 million in personnel-related expenses, $0.2 million in facilities and other research and development costs, an increase of $0.2 million in external third-party expenses related to SYNGAP1 and MECP2 offset by a decrease of $0.5 million in expenses related to zorevunersen and an immaterial change in expense related to our STK-002 program, both of which are comprised of third-party services and scientific consulting fees.

General and administrative expenses

General and administrative expenses were $13.0 million for the three months ended June 30, 2024 as compared to $10.2 million for the three months ended June 30, 2023. The increase of $2.8 million in general and administrative expenses was primarily attributable to an increase of $1.3 million in professional fees, $0.8 million in personnel related expenses, and $0.7 million in facilities and other general and administrative costs.

Other income (expense)

Other income (expense) was $3.6 million for the three months ended June 30, 2024 as compared to $2.6 million for the three months ended June 30, 2023.

Results of operations for the six months ended June 30, 2024 and 2023

The following table sets forth our results of operations:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Consolidated statements of operations:
Revenue	$9,048	$2,671
Operating expenses:
Research and development	43,504	40,182
General and administrative	23,258	20,442
Total operating expenses	66,762	60,624
Loss from operations	(57,714)	(57,953)
Other income:
Interest income (expense), net	6,121	4,670
Other income (expense), net	(476)	84
Total other income	5,645	4,754
Net loss	$(52,069)	$(53,199)

Revenue

Revenue for the six months ended June 30, 2024 was $9.0 million compared to $2.7 million for the six months ended June 30, 2023, an increase of $6.3 million. Revenue is generated from satisfying contractual obligations of the collaboration and licensing agreement with Acadia Pharmaceuticals, Inc.

Research and development expenses

Research and development expenses were $43.5 million for the six months ended June 30, 2024 as compared to $40.2 million for the six months ended June 30, 2023, an increase of $3.3 million. The table below summarizes our research and development expenses (in thousands):

	Six Months Ended June 30,
	2024	2023
Zorevunersen	$15,076	$13,132
STK-002	3,215	3,689
SYNGAP1	523	101
MECP2	497	408
Personnel-related expenses	16,824	16,289
Third-party services	464	1,135
Scientific consulting	743	298
Facilities and other research and development expenses	6,162	5,130
Total research and development expenses	$43,504	$40,182

The increase in research and development expenses was primarily attributable to an increase of $1.9 million in expenses related to zorevunersen, which is comprised of third-party services and scientific consulting fees, an increase of $0.9 million in facilities and other research and development costs, an increase of $0.5 million in personnel-related expenses, an increase of $0.5 million in external third-party expenses related to SYNGAP1 and MECP2, offset by a decrease of $0.5 million in expenses related to our STK-002 program, which is comprised of third-party services and scientific consulting fees.

General and administrative expenses

General and administrative expenses were $23.3 million for the six months ended June 30, 2024 as compared to $20.4 million for the six months ended June 30, 2023. The increase of $2.9 million in general and administrative expenses was primarily attributable to an increase of $1.1 million in professional fees, $1.3 million in personnel related expenses, and $0.5 million in facilities and other general and administrative costs.

Other income (expense)

Other income (expense) was $5.6 million for the six months ended June 30, 2024 as compared to $4.8 million for the six months ended June 30, 2023.

Liquidity and capital resources

Since our inception through June 30, 2024, our operations have been financed by net proceeds of $663.7 million from the sale of convertible notes payable and our convertible preferred stock, our initial public offering ("IPO"), public offerings of common stock and pre-funded warrants, proceeds from the Sales Agreement and the upfront payment from Acadia. As of June 30, 2024, we had $282.0 million in cash, cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. On April 2, 2024, we completed an underwritten public offering of our common stock and issued and sold 5,555,557 shares of common stock at a public offering price of $13.50 per share and issued pre-funded warrants to purchase 3,703,730 shares of common stock at a public offering price of $13.499 per share subject to an exercise price equal to $0.0001. The common stock and warrants sold resulted in net proceeds of $119.9 million after deducting underwriting discounts, commissions and offering costs. No pre-funded warrants have been exercised.

We have incurred losses since our inception in June 2014 and, as of June 30, 2024, we had an accumulated deficit of $453.9 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements at least to the end of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global macroeconomic conditions, including inflation, changing interest rates and instability in the global banking system, and disruptions to and volatility in the credit and financial markets in the United States and worldwide. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Cash flows

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(42,043)	$(43,156)
Investing activities	(78,290)	76,558
Financing activities	122,367	45,102
Net increase in cash, cash equivalents and restricted cash	$2,034	$78,504

Operating activities

During the six months ended June 30, 2024, cash used in operating activities was $42.0 million. This was primarily attributable to a net loss of $52.1 million, a net change of $4.6 million in our net operating assets and liabilities, offset by non-cash charges of $14.7 million for stock-based compensation, depreciation, amortization and accretion of marketable securities, and a reduction in the carrying amount of right of use assets.

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

Investing activities

Our investing activities during the six months ended June 30, 2024 consisted of $88.2 million of purchases of marketable securities offset by $10.0 million from the sales of marketable securities.

Our investing activities during the six months ended June 30, 2023 consisted of $77.6 million from the sales of marketable securities partially offset by purchases of property and equipment.

Financing activities

Our financing activities during the six months ended June 30, 2024 consisted of $119.9 million of net proceeds from a follow-on offering, $1.3 million of net proceeds from the controlled equity offering sales agreement, $1.0 million from the exercise of stock options and $0.2 million in proceeds from our Employee Stock Purchase Plan (the “ESPP”).

Our financing activities during the six months ended June 30, 2023 consisted of $44.7 million of net proceeds from the controlled equity offering sales agreement, $0.2 million from the exercise of stock options and $0.2 million in proceeds from the ESPP.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of June 30, 2024 and the effects that such obligations are expected to have on our liquidity and cash flows in future fiscal periods:

	Payments Due by Fiscal Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$6,532	$1,307	$5,225	$—	$—
Total	$6,532	$1,307	$5,225	$—	$—

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

Commitments

Our commitments primarily consist of obligations under our agreement with the University of Southampton. As of June 30, 2024, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6—Commitments and Contingencies of the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The standard is effective for annual reporting periods beginning after December 15, 2023, and interim periods within years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the impact that the adoption will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold and certain disclosures of state versus federal income tax expenses and taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements and will adopt the standard effective January 1, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risks in the ordinary course, primarily including interest sensitivities. As of June 30, 2024 and December 31, 2023, we had cash, cash equivalents and marketable securities of $282.0 million and $201.4 million respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

Inflation Risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the periods ended June 30, 2024 and 2023.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Summary of Risk Factors

An investment in our common stock involves various risks, and prospective investors are urged to carefully consider the matters discussed in the section titled “Risk Factors” prior to making an investment in our common stock. These risks include, but are not limited to, the following:

•
We are early in our development efforts. If we or our collaborators are unable to develop, obtain regulatory approval for and commercialize zorevunersen (STK-001), STK-002 and our future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
•
Success in early preclinical studies or clinical trials may not be indicative of results obtained in later preclinical studies and clinical trials, including in our Dravet syndrome program or our Autosomal Dominant Optic Atrophy (“ADOA”) program.
•
Even if we complete the necessary preclinical studies and clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize a product candidate and the approval may be for a narrower indication than we seek.
•
Certain of the diseases we seek to treat have low prevalence, and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue growth if zorevunersen, STK-002 or our future product candidates are approved.
•
If clinical trials of zorevunersen, STK-002 or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of the United States Food and Drug Administration (the “FDA”) or foreign regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately may be unable to complete, the development and commercialization of such product candidate.
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
•
Zorevunersen, STK-002 or our future product candidates may cause undesirable and unforeseen side effects or be perceived by the public as unsafe, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences.
•
A Rare Pediatric Disease designation by the FDA does not guarantee that the new drug application (“NDA”) for the product will qualify for a priority review voucher upon approval, and it does not lead to a faster development or regulatory review process, or increase the likelihood that zorevunersen, STK-002 or our future product candidates will receive marketing approval.
•
A Fast Track Designation by the FDA, even if granted for zorevunersen, STK-002 or our future product candidates, may not lead to a faster development or regulatory review or approval process, and would not increase the likelihood that our product candidates will receive marketing approval.
•
A Breakthrough Therapy Designation by the FDA, even if granted for zorevunersen, STK-002 or our future product candidates may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the product candidates will receive marketing approval.

•
Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may affect the prices we may set.
•
The commercial success of our product candidates, including zorevunersen and STK-002 will depend upon their degree of market acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community.
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
•
We expect that we will need to raise additional funding before we can expect to become profitable from any potential future sales of zorevunersen, STK-002 or our future product candidates. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.
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

Risks Related to Product Development and Regulatory Approval

We are early in our development efforts. If we are unable to develop, obtain regulatory approval for and commercialize zorevunersen (STK-001), STK-002 and our future product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

We have invested substantially all of our efforts and financial resources in the development of TANGO and our current lead product candidate, zorevunersen, for the treatment of Dravet syndrome. We submitted an investigational new drug application (“IND”) for zorevunersen to the FDA in late 2019. In August 2020, we dosed the first patient with zorevunersen in the single ascending dose portion of the MONARCH Phase 1/2a Study at the 10mg dose level.

In addition, in November 2020, we announced the nomination of OPA1 as our next target for preclinical development to treat ADOA. In November 2021, we announced the nomination of STK-002 as the lead product candidate for the treatment of ADOA and intend to invest significant efforts and financial resources in its development. We submitted a Clinical Trial Authorization (“CTA”) application for STK-002 to the United Kingdom Medicines and Healthcare Products Regulatory Agency (the “MHRA”) in early 2023, and the MHRA authorized such CTA in April 2023, but enrollment and dosing of patients has not yet commenced. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of TANGO and our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

Each of our programs and product candidates will require preclinical and clinical development, regulatory approval in multiple jurisdictions, obtaining preclinical, clinical and commercial manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. Zorevunersen, STK-002 and our future product candidates must be authorized for marketing by the FDA or certain other foreign regulatory agencies, such as the European Medicines Agency (the “EMA”) or the MHRA, before we may commercialize any of our product candidates.

The success of zorevunersen, STK-002 and our future product candidates depends on multiple factors, including:

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

Zorevunersen is currently being evaluated in human clinical trials, and we may experience unexpected or negative results in the future. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. The positive results we have observed for our product candidates in preclinical animal models may not be predictive of our future clinical trials in humans, as mouse models carry inherent limitations relevant to all preclinical studies. In particular, the Dravet syndrome mouse model is more severe than the human disease and provides a shorter post-symptomatic observation period. Trial designs and results from early-phase trials are not necessarily predictive of future clinical trial designs or results, and initial positive results we may observe may not be confirmed in later-phase clinical trials. For example, although we recently reported end of study data from our Phase 1/2a open-label studies of zorevunersen demonstrating a reduction in median convulsive seizure frequency compared to baseline, these results were based on pooling data from the Phase 1/2a open-label studies of zorevunersen in the United States (MONARCH) and in the United Kingdom (ADMIRAL) and additional trials may not confirm these results. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development even if they successfully advance through initial clinical trials, and preliminary interim data readouts of ongoing trials may show results that change when such trials are completed. We may not be able to demonstrate a disease-modifying effect of zorevunersen in our clinical trials in Dravet syndrome patients, even if we are able to demonstrate efficacy on seizure reduction, and we may be similarly unable to demonstrate the efficacy of STK-002 in our ADOA program or other future programs. In addition, our clinical trials to date have necessarily involved relatively small numbers of participants. Therefore, conclusions we draw based upon trial results to date may not be repeatable across larger cohorts of participants or patients with different characteristics. Moreover, even if our clinical trials demonstrate acceptable safety and efficacy of zorevunersen, STK-002 or our future product candidates, the labeling we obtain through negotiations with the FDA or foreign regulatory authorities may not include data on secondary endpoints and may not provide us with a competitive advantage over other products approved for the same or similar indications.

Many companies in the biotechnology industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and there is a high failure rate for product candidates proceeding through clinical trials. In addition, different methodologies, assumptions and applications we utilize to assess particular safety or efficacy parameters may yield different statistical results. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval. If our study data do not consistently or sufficiently demonstrate the safety or efficacy of any of our product candidates, including zorevunersen for Dravet syndrome or STK-002 for ADOA, then the regulatory approvals for such product candidates could be significantly delayed as we work to meet approval requirements, or, if we are not able to meet these requirements, such approvals could be withheld or withdrawn. Regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. We cannot be certain that we will not face similar setbacks.

If clinical trials of zorevunersen, STK-002 or any other product candidate that we develop fail to demonstrate safety and efficacy to the satisfaction of FDA or foreign regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately may be unable to complete, the development and commercialization of such product candidate.

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, including zorevunersen and STK-002, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing.

Clinical trials may be placed on a full or partial clinical hold by the FDA, foreign regulatory authorities, or us for various reasons, including but not limited to: deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols; deficiencies in the clinical trial operations or trial sites; deficiencies in the trial designs necessary to demonstrate efficacy; fatalities or other adverse effects arising during a clinical trial due to medical problems that may or may not be related to clinical trial treatments; the product candidates may not appear to be more effective than current therapies; the quality or stability of the product candidates may fall below acceptable standards; or the data from animal studies are not sufficient to support the anticipated exposure (dose, route of administration, and duration) for the proposed clinical trial. For example, the FDA previously placed a partial clinical hold on certain doses of zorevunersen pending additional preclinical testing. Even though the FDA removed the partial clinical hold on zorevunersen, our current and future product candidates may be subject to other clinical holds in the future.

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

Prior to commercialization, zorevunersen, STK-002, and our other future product candidates must be approved by the FDA pursuant to an NDA in the United States and pursuant to similar marketing applications by the EMA and similar regulatory authorities outside the United States. The process of obtaining marketing approvals, both in the United States and abroad, is expensive and takes many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market zorevunersen, STK-002 or any of our other future product candidates from regulatory authorities in any jurisdiction. We have no experience in submitting and supporting the applications necessary to gain marketing approvals, and, in the event regulatory authorities indicate that we may submit such applications, we may be unable to do so as quickly and efficiently as desired. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Regulatory authorities have substantial discretion in the approval process and may refuse to accept or file any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate.

Approval of zorevunersen, STK-002 and our other future product candidates may be delayed or refused for many reasons, including:

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

Further, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies, including the FDA. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, this decision may result in more companies bringing lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, which could impact the timely review of any regulatory filings or applications we submit to the FDA.

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

Certain of the diseases we seek to treat have low prevalence, and it may be difficult to identify patients with these diseases, which may lead to delays in enrollment for our trials or slower commercial revenue growth if zorevunersen, STK-002 or our future product candidates are approved.

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

Additionally, our projections of both the number of people who have Dravet syndrome or ADOA, as well as the people with this disease who have the potential to benefit from treatment with our product candidates, are based on estimates derived from a market research study that we commissioned, which may not accurately identify the size of the market for our product candidates. The total addressable market opportunity for zorevunersen, STK-002 and our future product candidates will ultimately depend upon, among other things, the final labeling for our product candidates, if our product candidates are approved for sale in our target indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients globally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidates, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

Moreover, in light of the limited number of potential patients impacted by Dravet syndrome and ADOA, our per-patient therapy pricing of zorevunersen, STK-002 and our future product candidates, if approved, must be high in order to recover our development and manufacturing costs, fund additional research and achieve profitability. We may also need to fund patient support programs upon the marketing of a product candidate, which would negatively affect our product revenue. We may be unable to maintain or obtain sufficient therapy sales volumes at a price high enough to justify our development efforts and our sales, marketing and manufacturing expenses.

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

In November 2021, we announced the nomination of STK-002 as our lead product candidate for in the treatment of ADOA; however, we are primarily focused on our lead product candidate for Dravet syndrome, zorevunersen, and we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. Our understanding and evaluation of biological targets for the discovery and development of new product candidates may fail to identify challenges encountered in subsequent preclinical and clinical development. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

To market and sell zorevunersen, STK-002 and our future product candidates, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Failure to obtain foreign regulatory approvals or non-compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. The United Kingdom’s exit from the European Union (the “EU”), which is referred to as

“Brexit,” became fully effective on December 31, 2020. Brexit continues to create political and economic uncertainty, particularly in the United Kingdom and the EU. Prior to Brexit, a significant proportion of the regulatory framework in the United Kingdom was derived from EU directives and regulations. Following Brexit, the United Kingdom retained the EU regulatory regime with certain modifications as standalone U.K. legislation. Therefore, the U.K. regulatory regime is currently similar to EU regulations, but the United Kingdom has enacted new legislation, the Medicines and Medical Devices Act. Under this legislation, the U.K. may adopt changed regulations that may diverge from the EU legislative regime for medicines, including their research, development and commercialization and has issued a consultation document with respect to future changes. Brexit may lead to additional regulatory costs and could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the EU.

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

Zorevunersen, STK-002 or our future product candidates may cause undesirable and unforeseen side effects or be perceived by the public as unsafe, which could delay or prevent their advancement into clinical trials or regulatory approval, limit the commercial potential or result in significant negative consequences.

Although other antisense oligonucleotides (“ASOs”) have received regulatory approval, our method of seeking to upregulate protein expression by targeting the underlying genetic causes of haploinsufficiencies presents a new approach to disease treatment, which means there is uncertainty associated with the safety profile of zorevunersen, STK-002 or our future product candidates and drugs in the antisense oligonucleotide class.

In addition to side effects caused by our product candidates, the intrathecal or intravitreal administration process or related procedures also can cause adverse side effects. If any such adverse events occur, our clinical trials could be suspended or terminated. If we are unable to demonstrate that any adverse events were caused by the administration process or related procedures, the FDA, the European Commission, the EMA, the U.K. MHRA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we can demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may adversely affect our business, financial condition, results of operations and prospects significantly. Finally, SPINRAZA, which is produced by Biogen Inc., is an ASO therapy utilizing intrathecal delivery, and if SPINRAZA is found to cause undesirable side effects or to be unsafe due to a potential class effect, it may adversely affect demand for zorevunersen and our other future product candidates. Other ASOs in clinical development utilizing intrathecal delivery could also generate data that could adversely affect the clinical, regulatory or commercial perception of zorevunersen and our other future product candidates.

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

A Rare Pediatric Disease designation by the FDA does not guarantee that the NDA for the product will qualify for a priority review voucher upon approval, and it does not lead to a faster development or regulatory review process, or increase the likelihood that zorevunersen, STK-002 or our future product candidates will receive marketing approval.

Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying NDA for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent Biologics License Application or NDA. As part of our business strategy for zorevunersen, we received Rare Pediatric Disease Designation in October 2022. We may also seek Rare Pediatric Disease designations for any other future product candidates. If a product candidate is designated before September 30, 2024, it is eligible to receive a voucher if it is approved before September 30, 2026. However, there is no expectation that zorevunersen, STK-002 or our future product candidates will be designated, other than zorevunersen, or approved by those dates, or at all, or that the program will be further extended, and, therefore, we may not be in a position to obtain any priority review vouchers. Additionally, designation of a drug for a rare pediatric disease does not guarantee that an NDA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease Designation does not lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval.

A Fast Track Designation by the FDA, even if granted for zorevunersen, STK-002 or any of our future product candidates, or any use of the accelerated approval pathway, may not lead to a faster development or regulatory review or approval process, and would not increase the likelihood that our product candidates will receive marketing approval.

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

A Breakthrough Therapy Designation by the FDA, even if granted for zorevunersen, STK-002 or any of our future product candidates, may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the product candidate will receive marketing approval.

We may seek a Breakthrough Therapy Designation for zorevunersen, STK-002 or one or more of our future product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the NDA.

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

We may be unsuccessful in obtaining Orphan Drug Designation or transfer of designations obtained by others for future product candidates. And, even if we obtain such designation, we may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity, for zorevunersen, STK-002 or our future product candidates.

As part of our business strategy for zorevunersen, we received Orphan Drug Designation for the treatment of Dravet syndrome in the United States in 2019 and also in the EU in 2022. As part of our business strategy for STK-002, we received Orphan Drug Designation for the treatment of ADOA in the United States in 2022. We may seek such designations for our product candidates in other countries as well. However, Orphan Drug Designation does not guarantee future orphan drug marketing exclusivity, and there is no guarantee that we will be successful in obtaining such designation for our future product candidates.

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

Risks Related to Commercialization and Manufacturing

The commercial success of our product candidates, including zorevunersen and STK-002, will depend upon their degree of market acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community.

Ethical, social and legal concerns about genetic treatments generally could result in additional regulations restricting or prohibiting our product candidates. Even with the requisite approvals from the FDA, the MHRA, the EMA and other regulatory authorities internationally, the commercial success of our product candidates will depend, in part, on the acceptance of providers, patients and third-party payors of drugs designed to increase protein expression in general, and our product candidates in particular, as medically necessary, cost-effective and safe. In addition, we may face challenges in seeking to establish and grow sales of zorevunersen, STK-002 and any future product candidates, including acceptance of intravitreal injection, the lumbar puncture and intrathecal administration, which carries risks of infection or other complications. Any product that we commercialize may not gain acceptance by providers, patients, patient advocacy groups, third-party payors and the general medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of genetic medicines and, in particular, zorevunersen, STK-002 and our future product candidates, if approved for commercial sale, will depend on several factors, including:

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

We expect that coverage and reimbursement by third-party payors will be essential for most patients to be able to afford these treatments. Accordingly, sales of zorevunersen, STK-002 and our future product candidates will depend substantially, both domestically and internationally, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or will be reimbursed by government authorities, private health coverage insurers and other third-party payors. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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

We face significant competition in an environment of rapid technological change and it is possible that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may harm our business, financial condition and our ability to successfully market or commercialize zorevunersen, STK-002 and our future product candidates.

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

Although there are no approved treatments for ADOA at this time, we may also face potential competition in our ADOA program. For example, one company (PYC Therapeutics) has announced a clinical development plan for an RNA-based therapy in ADOA that may address the underlying genetic cause of the disease.

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

The manufacture of drugs is complex and our third-party manufacturers may encounter difficulties in production. If any of our third-party manufacturers encounter such difficulties, our ability to provide supply of zorevunersen, STK-002 or our future product candidates for clinical trials, our ability to obtain marketing approval, or our ability to provide supply of our product candidates for patients, if approved, could be delayed or stopped.

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell zorevunersen, STK-002 and our future product candidates, we may be unable to generate any revenues.

We currently do not have an organization for the sales, marketing and distribution of zorevunersen, STK-002 and our future product candidates and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. To market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. With respect to certain of our current programs as well as future programs, we may rely completely on an alliance partner for sales and marketing. In addition, although we intend to establish a sales organization if we are able to obtain approval to market any product candidates, we may enter into strategic alliances with third parties to develop and commercialize zorevunersen, STK-002 and other future product candidates, including in markets outside of the United States or for other large markets that are beyond our resources. This will reduce the revenue generated from the sales of these products.

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

We have incurred net losses in each year since our inception. We incurred net losses of $25.7 million and $30.7 million, for the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had accumulated deficits of $453.9 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We expect that we will need to raise additional funding before we can expect to become profitable from any potential future sales of zorevunersen, STK-002 or our future product candidates. This additional financing may not be available on acceptable terms or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We will require substantial future capital in order to complete planned and future preclinical and clinical development for zorevunersen, STK-002 and other future product candidates, if any, and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our cash, cash equivalents and marketable securities of $282.0 million as of June 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements at least to the end of 2025. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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

Our commercial success will depend in large part on obtaining and maintaining patent, trademark, trade secret and other intellectual property protection of our proprietary technologies and product candidates, which include TANGO, zorevunersen, STK-002 and the additional gene targets identified by TANGO, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending our patents and other intellectual property rights against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, importing or otherwise commercializing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected. The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors or licensees to do so. Our pending and future patent applications may not result in issued patents. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we hold or in-license may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether any of our platform advances and product candidates will be protectable or remain protected by valid and enforceable patents. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies.

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

For example, we are a party to a license agreement with the University of Southampton, pursuant to which we in-license key patents and patent applications for our TANGO platform, zorevunersen, STK-002 and our future product candidates. For more information regarding the agreement, please see “Business—License and research agreements.” The agreement imposes various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensor may have the right to terminate our license, in which event we would not be able to develop or market our TANGO platform, zorevunersen, STK-002 or any other technology or product candidates covered by the intellectual property licensed under the agreement. In addition, we may need to obtain additional licenses from our existing licensor and others to advance our research or allow commercialization of product candidates we may develop. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. In either event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology or product candidates.

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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected technology or product candidates. As a result, any termination of or disputes over our intellectual property licenses could result in the loss of our ability to develop and commercialize our TANGO platform, zorevunersen, or STK-002, or we could lose other significant rights, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Our owned and in-licensed patents and patent applications may not provide sufficient protection of our TANGO platform, our zorevunersen and STK-002 product candidates, and our future product candidates or result in any competitive advantage.

We own multiple issued U.S. and foreign patents covering zorevunersen and related compositions, the mechanism of action and use of zorevunersen for treating diseases, as well as multiple pending U.S., PCT international, and foreign patent applications covering zorevunersen and related compositions, and the mechanism of action and use of zorevunersen for treating diseases. We have also in-licensed multiple issued U.S. and foreign patents that cover the mechanism of action of zorevunersen, use of the mechanism for treating diseases, and related compositions. With respect to STK-002, we have applied for and are currently pursuing patent protection for the mechanism of action of STK-002, compositions related to STK-002, and uses of those compositions in several economically significant countries. We own multiple U.S. and foreign patents covering STK-002 and related compositions. We also own a pending PCT international application and numerous pending U.S. and foreign patent applications covering STK-002 and related compositions, mechanism of action and use of STK-002 for treating diseases. Furthermore, our in-licensed issued U.S. and foreign patents (mentioned above) cover the mechanism of action of STK-002. We cannot be certain that any of the issued patents we currently own or in-license will adequately protect zorevunersen, STK-002 and other programs or that they will not be challenged, narrowed, circumvented, invalidated or held unenforceable. We also cannot be certain that any of the pending patent applications will issue as patents, and if they do, that such patents will cover or adequately protect zorevunersen, STK-002 and other programs or that such patents will not be challenged, narrowed, circumvented, invalidated or held unenforceable.

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

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our results of operations and increase our capabilities to successfully commercialize zorevunersen, STK-002 and our future product candidates. In particular, we believe that our future success is highly dependent upon the contributions of our senior management, including Edward M. Kaye, our Chief Executive Officer, as well as our senior scientists and other members of our senior management team. The loss of services of one or more of these individuals, who all have at-will employment arrangements with us, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates, if approved. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

We will face an inherent risk of product liability exposure related to the testing of zorevunersen, STK-002 and our future product candidates in clinical trials and will face an even greater risk if we commercialize any of our product candidates. If we cannot successfully defend ourselves against claims that our product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

While we currently have product liability insurance that we believe is appropriate for our stage of development, we may need to obtain higher levels prior to clinical development or marketing zorevunersen, STK-002 or any of our future product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the six months ended June 30, 2024, none of our directors or officers, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of a "Rule 10b5-1 trading agreement" or "non-Rule 10b-51 trading agreement," as those terms are defined in Regulations S-K, Item 408.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
10.1**	Executive Employment Agreement, by and between the Registrant and Thomas Leggett, effective as of April 23, 2024.					X

10.2**	Change of Control Severance Agreement, by and between the Registrant and Thomas Leggett, effective as of April 23, 2024.					X

10.3†**	Separation and Release Agreement, by and between the Registrant and Stephen J. Tulipano, dated May 2, 2024.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Inline Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

* This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

** Indicates a management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

† Registrant has omitted certain portions of this exhibit pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOKE THERAPEUTICS, INC.

Date: August 7, 2024	By:	/s/ Edward M. Kaye, M.D.
Edward M. Kaye, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2024	By:	/s/ Thomas E. Leggett
Thomas E. Leggett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)