Form 10-Q
period 2024-09-30
Stoke Therapeutics, Inc.
filed 2024-11-05
CIK 1623526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024 the registrant had 52,966,977 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated balance sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$150,016	$191,442
Marketable securities - current	89,184	9,952
Prepaid expenses	9,837	11,320
Restricted cash - current	75	—
Interest receivable	691	64
Other current assets	3,809	2,561
Total current assets	$253,612	$215,339
Marketable securities - long-term	29,952	—
Restricted cash - long-term	494	569
Operating lease right-of-use assets	4,928	6,611
Property and equipment, net	4,333	5,823
Total assets	$293,319	$228,342
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,485	$1,695
Accrued and other current liabilities	15,768	13,815
Deferred revenue - current portion	31,612	15,309
Total current liabilities	$49,865	$30,819
Deferred revenue - net of current portion	8,291	33,074
Other long term liabilities	3,050	4,884
Total long term liabilities	11,341	37,958
Total liabilities	$61,206	$68,777
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized, 52,941,191 and 45,918,233 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	5	5
Additional paid-in capital	712,290	561,433
Accumulated other comprehensive income (loss)	166	(24)
Accumulated deficit	(480,348)	(401,849)
Total stockholders’ equity	$232,113	$159,565
Total liabilities and stockholders’ equity	$293,319	$228,342

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated statements of operations and comprehensive loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$4,894	$3,308	$13,941	$5,978
Operating expenses:
Research and development	22,205	20,271	65,710	60,453
General and administrative	12,692	10,271	35,950	30,712
Total operating expenses	34,897	30,542	101,660	91,165
Loss from operations	(30,003)	(27,234)	(87,719)	(85,187)
Other income (expense):
Interest income (expense), net	3,545	2,651	9,668	7,321
Other income (expense), net	28	41	(448)	125
Total other income (expense)	3,573	2,692	9,220	7,446
Net loss	$(26,430)	$(24,542)	$(78,499)	$(77,741)
Net loss per share, basic and diluted	$(0.47)	$(0.55)	$(1.48)	$(1.78)
Weighted-average common shares outstanding, basic and diluted	56,341,074	44,266,017	52,991,015	43,669,987
Comprehensive loss:
Net loss	$(26,430)	$(24,542)	$(78,499)	$(77,741)
Other comprehensive gain:
Unrealized gain on marketable securities	181	232	190	1,028
Total other comprehensive gain	$181	$232	$190	$1,028
Comprehensive loss	$(26,249)	$(24,310)	$(78,309)	$(76,713)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated statements of stockholders’ equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2022	39,439,575	$4	$483,170	$(1,175)	$(297,150)	$184,849
Net loss	—	—	—	—	(22,545)	(22,545)
Unrealized gain on marketable securities	—	—	—	577	—	577
Stock-based compensation	—	—	5,887	—	—	5,887
Issuance of common stock upon exercise of stock options	80,611	—	158	—	—	158
Issuance of common stock related to employee stock purchase plan	19,550	—	153	—	—	153
Shares sold as part of controlled equity offering sales agreement	4,635,353	—	44,743	—	—	44,743
Balance as of March 31, 2023	44,175,089	$4	$534,111	$(598)	$(319,695)	$213,822
Net loss	—	—	—	—	(30,654)	(30,654)
Unrealized gain on marketable securities	—	—	—	219	—	219
Stock-based compensation	—	—	6,760	—	—	6,760
Issuance of common stock upon exercise of stock options	27,908	—	48	—	—	48
Balance as of June 30, 2023	44,202,997	$4	$540,919	$(379)	$(350,349)	$190,195
Net loss	—	—	—	—	(24,542)	(24,542)
Unrealized gain on marketable securities	—	—	—	232	—	232
Stock-based compensation	—	—	6,552	—	—	6,552
Issuance of common stock upon exercise of stock options	38,197	—	161	—	—	161
Issuance of common stock related to employee stock purchase plan	51,921	—	401	—	—	401
Shares sold as part of controlled equity offering sales agreement	—	—		—	—	—
Balance as of September 30, 2023	44,293,115	$4	$548,033	$(147)	$(374,891)	$172,999

Balance as of December 31, 2023	45,918,233	$5	$561,433	$(24)	$(401,849)	$159,565
Net loss	—	—	—	—	(26,374)	(26,374)
Unrealized gain on marketable securities	—	—	—	24	—	24
Stock-based compensation	—	—	5,410	—	—	5,410
Issuance of common stock upon exercise of stock options	270,032	—	250	—	—	250
Issuance of common stock related to employee stock purchase plan	37,542	—	168	—	—	168
Shares sold as part of controlled equity offering sales agreement	272,270	—	1,299	—	—	1,299
Balance as of March 31, 2024	46,498,077	$5	$568,560	$—	$(428,223)	$140,342
Net loss	—	—	—	—	(25,695)	(25,695)
Unrealized gain on marketable securities	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	7,427	—	—	7,427
Issuance of common stock upon exercise of stock options	252,007	—	766	—	—	766
Issuance of common stock and warrants upon follow-on offering, net of underwriting discounts, commissions and offering costs	5,555,557	—	119,884	—	—	119,884
Balance as of June 30, 2024	52,305,641	$5	$696,637	$(15)	$(453,918)	$242,709
Net loss	—	—	—	—	(26,430)	(26,430)
Unrealized gain on marketable securities	—	—	—	181	—	181
Stock-based compensation	—	—	7,494	—	—	7,494
Issuance of common stock upon exercise of stock options	52,751	—	139	—	—	139
Issuance of common stock related to employee stock purchase plan	73,099	—	364	—	—	364
Shares sold as part of controlled equity offering sales agreement	509,700	—	7,656	—	—	7,656
Balance as of September 30, 2024	52,941,191	$5	$712,290	$166	$(480,348)	$232,113

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated statements of cash flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(78,499)	$(77,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,651	1,845
Amortization and accretion of marketable securities	(860)	(236)
Stock-based compensation	20,331	19,199
Reduction in the carrying amount of right of use assets	1,683	1,669
Changes in assets and liabilities:
Prepaid expenses and other current assets	(393)	(824)
Accounts payable, accrued liabilities and lease liabilities	909	(2,059)
Deferred revenue	(8,480)	(2,272)
Net cash used in operating activities	(63,658)	(60,418)
Cash flows from investing activities:
Purchases of marketable securities	(138,133)	—
Purchases of property and equipment	(161)	(1,387)
Sales of marketable securities	30,000	92,562
Net cash (used in) provided by investing activities	(108,294)	91,175
Cash flows from financing activities:
Proceeds from Employee Stock Purchase Plan	532	554
Proceeds from issuance of common stock upon exercise of stock options	1,155	367
Proceeds from issuance of common stock in controlled equity offering sales agreements	8,955	44,743
Proceeds from follow-on offering, net of underwriting discounts, commissions and offering costs	119,884	—
Net cash provided by financing activities	130,526	45,664
Net (decrease) increase in cash, cash equivalents and restricted cash	(41,426)	76,421
Cash, cash equivalents and restricted cash—beginning of period	192,011	114,125
Cash, cash equivalents and restricted cash—end of period	$150,585	$190,546

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Property and equipment included in accrued expense and accounts payable	$11	$—

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

Shelf Registration

In May 2022, the Company filed a universal Shelf Registration statement on Form S-3 (the “2022 Registration Statement”) with the SEC. The 2022 Registration Statement was declared effective by the SEC on May 31, 2022, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $400.0 million of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of its common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (the “Sales Agreement”).

In October 2024, the Company filed an automatic universal Shelf Registration statement on Form S-3 (the “2024 Registration Statement”) with the SEC. The 2024 Registration Statement contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of its common stock that may be issued and sold under the Sales Agreement. The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The Company intends to use the 2024 Registration Statement for any future issuances and sales of common stock.

As of September 30, 2024, the Company had issued approximately 7.0 million shares of common stock pursuant to the Sales Agreement for net proceeds of $61.0 million, pursuant to the 2022 Registration statement. As of September 30, 2024, the Company had not issued or sold any shares pursuant to the 2024 Registration Statement. The Company may terminate this at-the-market program at any time, pursuant to its terms.

On April 2, 2024, the Company completed an underwritten public offering, pursuant to the 2022 Registration Statement, of its common stock and issued and sold 5,555,557 shares of common stock at a public offering price of $13.50 per share and issued pre-funded warrants to purchase 3,703,730 shares of common stock at a public offering price of $13.499 per share subject to an exercise price equal to $0.0001. The common stock and pre-funded warrants sold resulted in net proceeds of $119.9 million after deducting underwriting discounts, commissions and offering costs.

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

Unaudited interim financial information

The accompanying interim unaudited consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and related notes as of and for the year ended December 31, 2023, which was filed with the SEC on March 25, 2024. The Company’s financial information as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet information as of December 31, 2023 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

At September 30, 2024, restricted cash consisted of money market accounts collateralizing letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities.

Cash and cash equivalents, and restricted cash in the consolidated statements of cash flows consists of the following (in thousands):

	As of September 30,
	2024	2023
Cash and cash equivalents	$150,016	$189,977
Restricted cash - current	75	—
Restricted cash - long-term	494	569
Total cash, cash equivalents and restricted cash	$150,585	$190,546

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

3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair value measurements as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$143,463	$—	$—	$143,463
Total	$143,463	$—	$—	$143,463

Marketable Securities:
Corporate bonds	$—	$10,029	$—	$10,029
US Government debt securities	—	109,107	—	109,107
Total	$—	$119,136	$—	$119,136

	Fair value measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$186,186	$—	$—	$186,186
Total	$186,186	$—	$—	$186,186

Marketable Securities:
US Government debt securities	$—	$9,952	$—	$9,952
Total	$—	$9,952	$—	$9,952

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy. The carrying value of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the consolidated balance sheets as of September 30, 2024 and December 31, 2023.

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

4. Marketable securities

The following table summarizes the Company’s marketable securities as of September 30, 2024 (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$10,044	$—	$(15)	$10,029
US Government debt securities	108,925	208	(26)	109,107
Total	$118,969	$208	$(41)	$119,136

The following table summarizes the Company’s marketable securities as of December 31, 2023 (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable securities:
US Government debt securities	$9,976	$—	$(24)	$9,952
Total	$9,976	$—	$(24)	$9,952

As of September 30, 2024, the weighted average maturity of the Company’s marketable securities is 0.682 years.

The Company did not record an allowance for credit losses as of September 30, 2024 related to its marketable securities. Further, given the lack of significant change in the credit risk of these investments, the Company did not recognize any other-than-temporary impairment losses.

5. Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued employee compensation costs	$5,901	$5,611
Accrued professional costs	1,674	651
Accrued research and development costs	5,298	4,634
Current portion of operating lease liabilities	2,298	2,062
Other current liabilities	597	857
	$15,768	$13,815

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

Future minimum lease payments under non-cancellable leases as of September 30, 2024 were as follows (in thousands):

2024	$653
2025	2,661
2026	2,564
Total lease payments	5,878
Less imputed interest	(572)
Present value of lease liabilities	$5,306

Lease balances as of September 30, 2024 were as follows (in thousands):

Operating right-of-use assets	$4,928
Current Portion of operating lease liabilities	$2,298
Non-current portion of operating lease liabilities	3,008
Total operating lease liabilities	$5,306

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases as of September 30, 2024 were as follows:

Weighted average remaining lease term in years	2.2
Weighted average discount rate	10.11%

Lease expense incurred under operating leases was $0.7 million for the three months ended September 30, 2024 and was $0.6 million for the three months ended September 30, 2023. Lease expense incurred under operating leases was $2.1 million for the nine months ended September 30, 2024 and was $1.8 million for the nine months ended September 30, 2023.

License and research agreements

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton (the “Southampton Agreement”), whereby the Company acquired rights to foundational technologies related to the Company’s TANGO technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. As of September 30, 2024, the Company had paid $0.70 million under the Southampton Agreement as a result of entering into the Acadia Pharmaceuticals Inc. license and collaboration agreement in January 2022 (see Note 7). Additionally, certain licenses under the Southampton Agreement require the Company to reimburse the University of Southampton for certain past and ongoing patent related expenses. For the three months ended September 30, 2024 these expenses were $0.02 million compared to $0.02 million for the three months ended September 30, 2023, and for the nine months ended September 30, 2024 these expenses were $0.08 million compared to $0.16 million for the nine months ended September 30, 2023.

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

As of September 30, 2024, the Company had $39.9 million in upfront consideration associated with the Acadia agreement relating to performance obligations that are unsatisfied or partially unsatisfied.

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

As of September 30, 2024, there were no shares available for future issuance under the 2014 Plan, 1,915,244 shares were available under the 2019 Plan and 19,100 shares were available under the 2023 Plan.

During the three months ended September 30, 2024, the Company granted options to purchase 729,300 shares of common stock to certain of its employees. The options vest over a period of up to four years and are exercisable at a per share price equal to the fair value of the common stock on the grant date. During the three months ended September 30, 2024, the Company did not grant RSUs or performance stock units (“PSUs”) to its employees.

Stock-based compensation

As of September 30, 2024, there was $35.1 million of unrecognized compensation cost related to unvested stock options granted under the 2019 and 2023 Plans. Compensation expense is expected to be recognized over a weighted average period of 3.0 years as of September 30, 2024. As of September 30, 2024, there was $24.9 million of unrecognized stock-based compensation related to RSUs and is expected to be recognized over a weighted average period of 2.2 years. As of September 30, 2024 there was $3.3 million of unrecognized stock-based compensation related to PSUs.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$2,978	$2,576	$7,994	$7,607
General and administrative	4,516	3,976	12,337	11,592
Total	$7,494	$6,552	$20,331	$19,199

2019 Employee stock purchase plan

In June 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 18, 2019. The Company initially reserved 315,000 shares of common stock for sale under the ESPP. At September 30, 2024, the Company had 1,631,069 shares available for issuance under the ESPP. The average grant date fair value per share under the ESPP was $9.87 for 2024. The total ESPP stock-based compensation expense for the three and nine months ended September 30, 2024 was $0.1 million and $0.3 million, respectively, and for the three and nine months ended September 30, 2023 was $0.1 million and $0.3 million, respectively. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first ten calendar years following the first offering date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or a lower amount determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP will not exceed 3,150,000 shares of the Company’s common stock.

9. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(26,430)	$(24,542)	$(78,499)	$(77,741)
Denominator:
Weighted-average number of common shares, basic and diluted	56,341,074	44,266,017	52,991,015	43,669,987
Net loss per share, basic and diluted	$(0.47)	$(0.55)	$(1.48)	$(1.78)

The Company has included the outstanding pre-funded warrants from the April 2024 offering in the number of total outstanding shares used for the computation of basic and diluted net loss per share for the period ending September 30, 2024, since they have a de minimis exercise price. The Company’s potential dilutive securities, which include common stock options, RSUs, PSUs, and ESPP purchase rights, have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of shares of the Company’s common stock outstanding, including warrants, used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2024	2023
Outstanding options to purchase common stock	8,683,588	9,467,860
Restricted stock units	2,341,683	779,700
Total	11,025,271	10,247,560

10. Income taxes

The Company did not record an income tax benefit in its consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023 as it is more likely than not that the Company will not recognize the federal and state deferred tax benefits generated by its losses. The Company has provided a valuation allowance for the full amount of its net deferred tax assets as of September 30, 2024 and December 31, 2023, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

The Company did not record any amounts for unrecognized tax benefits as of September 30, 2024 or December 31, 2023.

11. Subsequent events

The Company has evaluated subsequent events through the issuance date of these interim consolidated financial statements.

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

We are also pursuing treatment for a second haploinsufficient disease, autosomal dominant optic atrophy (“ADOA”), the most common inherited optic nerve disorder. STK-002 is our lead clinical candidate for the treatment of ADOA. STK-002 is designed to upregulate OPA1 protein expression by leveraging the non-mutant (wild-type) copy of the OPA1 gene to restore OPA1 protein expression with the aim to stop or slow vision loss in patients with ADOA. We have received authorization in the United Kingdom to proceed with a Phase 1 open-label study (OSPREY) of children and adults ages 6 to 55 who have an established diagnosis of ADOA and have evidence of a genetic mutation in the OPA1 gene. As we continue to focus on zorevunersen as our lead program, we will delay the start of the OSPREY study.

In May 2022, we filed a universal Shelf Registration statement on Form S-3 (the “2022 Registration Statement”) with the SEC. The 2022 Registration Statement was declared effective by the SEC on May 31, 2022, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by us of up to a maximum aggregate offering price of $400.0 million of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (the “Sales Agreement”).

In October 2024, we filed an automatic universal Shelf Registration Statement on Form S-3 (the “2024 Registration Statement”) with the SEC. The 2024 Registration Statement contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by us of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold under the Sales Agreement. The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. We intend to use the 2024 Registration Statement for any future issuances and sales of our common stock.

As of September 30, 2024, we had issued approximately 7.0 million shares of common stock pursuant to the Sales Agreement for net proceeds of $61.0 million pursuant to the 2022 Registration Statement. As of September 30, 2024, we had not issued or sold any shares pursuant to the 2024 Registration Statement. We may terminate this at-the-market program at any time, pursuant to its terms.

On April 2, 2024, we completed an underwritten public offering, pursuant to the 2022 Registration Statement, of our common stock and issued and sold 5,555,557 shares of common stock at a public offering price of $13.50 per share and issued pre-funded warrants to purchase 3,703,730 shares of common stock at a public offering price of $13.499 per share subject to an exercise price equal to $0.0001. The common stock and pre-funded warrants sold resulted in net proceeds of $119.9 million after deducting underwriting discounts, commissions and offering costs. No pre-funded warrants have been exercised as of September 30, 2024.

As of September 30, 2024 and December 31, 2023 we had $269.2 million and $201.4 million, respectively, in cash, cash equivalents and marketable securities.

Since inception, we have had operating losses, the majority of which are attributable to research and development activities. Our net losses were $26.4 million and $24.5 million for the three months ended September 30, 2024 and 2023, respectively and $78.5 million and $77.7 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $480.3 million.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements at least to the end of 2025. To date, we have not had any products approved for sale and have not generated any product sales. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Financial operations overview

Revenue

We currently do not have any products approved for sale and have not generated any revenue from product sales since inception through September 2024. If we are able to successfully develop, receive regulatory approval for and commercialize any of our current or future product candidates alone or in collaboration with third parties, we may generate revenue from the sales of these product candidates.

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

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Zorevunersen (STK-001)	$7,280	$6,560	$22,357	$19,692
STK-002	1,316	1,627	4,531	5,316
SYNGAP1	399	64	922	165
MECP2	323	271	820	678
Non-program specific and unallocated research and development expenses	12,887	11,749	37,080	34,602
Total research and development expenses	$22,205	$20,271	$65,710	$60,453

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

Results of operations for the three months ended September 30, 2024 and 2023

The following table sets forth our results of operations:

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Consolidated statements of operations:
Revenue	$4,894	$3,308
Operating expenses:
Research and development	22,205	20,271
General and administrative	12,692	10,271
Total operating expenses	34,897	30,542
Loss from operations	(30,003)	$(27,234)
Other income (expense):
Interest income (expense), net	3,545	2,651
Other income (expense), net	28	41
Total other income (expense)	3,573	2,692
Net loss	$(26,430)	$(24,542)

Revenue

Revenue for the three months ended September 30, 2024 was $4.9 million compared to $3.3 million for the three months ended September 30, 2023, an increase of $1.6 million. Revenue is generated from satisfying contractual obligations of the collaboration and licensing agreement with Acadia Pharmaceuticals, Inc.

Research and development expenses

Research and development expenses were $22.2 million for the three months ended September 30, 2024 as compared to $20.3 million for the three months ended September 30, 2023, an increase of $1.9 million. The table below summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,
	2024	2023
Zorevunersen	$7,280	$6,560
STK-002	1,316	1,627
SYNGAP1	399	64
MECP2	323	271
Personnel-related expenses	9,398	7,955
Third-party services	213	512
Scientific consulting	482	310
Facilities and other research and development expenses	2,794	2,972
Total research and development expenses	$22,205	$20,271

The increase in research and development expenses was primarily attributable to an increase of $1.4 million in personnel-related expenses, $0.7 million in expenses related to zorevunersen, which is comprised of third-party services and scientific consulting fees, an increase of $0.4 million in external third-party expenses related to SYNGAP1 and MECP2, offset by a decrease of $0.3 million related to our STK-002 program, which is comprised of third-party services and scientific consulting fees, and a decrease of $0.3 million in facilities and other non-program related costs.

General and administrative expenses

General and administrative expenses were $12.7 million for the three months ended September 30, 2024 as compared to $10.3 million for the three months ended September 30, 2023. The increase of $2.4 million in general and administrative expenses was primarily attributable to an increase of $1.5 million in personnel expenses, $0.7 million in professional fees, and an increase $0.2 million in facilities and other general and administrative costs.

Other income (expense)

Other income (expense) was $3.6 million for the three months ended September 30, 2024 as compared to $2.7 million for the three months ended September 30, 2023.

Results of operations for the nine months ended September 30, 2024 and 2023

The following table sets forth our results of operations:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Consolidated statements of operations:
Revenue	$13,941	$5,978
Operating expenses:
Research and development	65,710	60,453
General and administrative	35,950	30,712
Total operating expenses	101,660	91,165
Loss from operations	(87,719)	(85,187)
Other income:
Interest income (expense), net	9,668	7,321
Other income (expense), net	(448)	125
Total other income	9,220	7,446
Net loss	$(78,499)	$(77,741)

Revenue

Revenue for the nine months ended September 30, 2024 was $13.9 million compared to $6.0 million for the nine months ended September 30, 2023, an increase of $7.9 million. Revenue is generated from satisfying contractual obligations of the collaboration and licensing agreement with Acadia Pharmaceuticals, Inc.

Research and development expenses

Research and development expenses were $65.7 million for the nine months ended September 30, 2024 as compared to $60.5 million for the nine months ended September 30, 2023, an increase of $5.2 million. The table below summarizes our research and development expenses (in thousands):

	Nine Months Ended September 30,
	2024	2023
Zorevunersen	$22,357	$19,692
STK-002	4,531	5,316
SYNGAP1	922	165
MECP2	820	678
Personnel-related expenses	26,222	24,244
Third-party services	677	1,647
Scientific consulting	1,226	607
Facilities and other research and development expenses	8,955	8,104
Total research and development expenses	$65,710	$60,453

The increase in research and development expenses was primarily attributable to an increase of $2.7 million in expenses related to zorevunersen, which is comprised of third-party services and scientific consulting fees, an increase of $2.0 million in personnel-related expenses, an increase of $0.9 million in external third-party expenses related to SYNGAP1 and MECP2, an increase of $0.4 million in facilities and other non-program related costs, offset by a decrease of $0.8 million in expenses related to our STK-002 program, which is comprised of third-party services and scientific consulting fees.

General and administrative expenses

General and administrative expenses were $36.0 million for the nine months ended September 30, 2024 as compared to $30.7 million for the nine months ended September 30, 2023. The increase of $5.3 million in general and administrative expenses was primarily attributable to an increase of $2.9 million in personnel related expenses, $1.7 million in professional fees, and $0.7 million in facilities and other general and administrative costs.

Other income (expense)

Other income (expense) was $9.2 million for the nine months ended September 30, 2024 as compared to $7.4 million for the nine months ended September 30, 2023.

Liquidity and capital resources

Since our inception through September 30, 2024, our operations have been financed by net proceeds of $671.6 million from the sale of convertible notes payable and our convertible preferred stock, our initial public offering ("IPO"), public offerings of common stock and pre-funded warrants, proceeds from the Sales Agreement and the upfront payment from Acadia. As of September 30, 2024, we had $269.2 million in cash, cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. On April 2, 2024, we completed an underwritten public offering of our common stock and issued and sold 5,555,557 shares of common stock at a public offering price of $13.50 per share and issued pre-funded warrants to purchase 3,703,730 shares of common stock at a public offering price of $13.499 per share subject to an exercise price equal to $0.0001. The common stock and warrants sold resulted in net proceeds of $119.9 million after deducting underwriting discounts, commissions and offering costs. No pre-funded warrants have been exercised.

We have incurred losses since our inception in June 2014 and, as of September 30, 2024, we had an accumulated deficit of $480.3 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements at least to the end of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global macroeconomic conditions, including inflation, changing interest rates and instability in the global banking system, and disruptions to and volatility in the credit and financial markets in the United States and worldwide. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Cash flows

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(63,658)	$(60,418)
Investing activities	(108,294)	91,175
Financing activities	130,526	45,664
Net (decrease) increase in cash, cash equivalents and restricted cash	$(41,426)	$76,421

Operating activities

During the nine months ended September 30, 2024, cash used in operating activities was $63.7 million. This was primarily attributable to a net loss of $78.5 million, a net change of $8.0 million in our net operating assets and liabilities, offset by non-cash charges of $22.8 million for stock-based compensation, depreciation, amortization and accretion of marketable securities, and a reduction in the carrying amount of right of use assets.

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

Investing activities

Our investing activities during the nine months ended September 30, 2024 consisted primarily of $138.1 million of purchases of marketable securities offset by $30.0 million from the sales of marketable securities.

Our investing activities during the nine months ended September 30, 2023 consisted of $92.6 million from the sales of marketable securities partially offset by purchases of property and equipment.

Financing activities

Our financing activities during the nine months ended September 30, 2024 consisted of $119.9 million of net proceeds from a follow-on offering, $9.0 million of net proceeds from the controlled equity offering sales agreement, $1.2 million from the exercise of stock options and $0.5 million in proceeds from our Employee Stock Purchase Plan (the “ESPP”).

Our financing activities during the nine months ended September 30, 2023 consisted of $44.7 million of net proceeds from the controlled equity offering sales agreement, $0.4 million from the exercise of stock options and $0.6 million in proceeds from the ESPP.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of September 30, 2024 and the effects that such obligations are expected to have on our liquidity and cash flows in future fiscal periods:

	Payments Due by Fiscal Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$5,878	$653	$5,225	$—	$—
Total	$5,878	$653	$5,225	$—	$—

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

Commitments

Our commitments primarily consist of obligations under our agreement with the University of Southampton. As of September 30, 2024, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6—Commitments and Contingencies of the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risks in the ordinary course, primarily including interest sensitivities. As of September 30, 2024 and December 31, 2023, we had cash, cash equivalents and marketable securities of $269.2 million and $201.4 million respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

Inflation Risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the periods ended September 30, 2024 and 2023.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred net losses in each year since our inception. We incurred net losses of $26.4 million and $24.5 million, for the three months ended September 30, 2024 and 2023, respectively and $78.5 million and $77.7 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had accumulated deficits of $480.3 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for zorevunersen, STK-002 and other future product candidates, if any, and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our cash, cash equivalents and marketable securities of $269.2 million as of September 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements at least to the end of 2025. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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

We own multiple issued U.S. and foreign patents covering zorevunersen and related compositions, the mechanism of action and use of zorevunersen for treating diseases, as well as multiple pending U.S., PCT international, and foreign patent applications covering zorevunersen and related compositions, and the mechanism of action and use of zorevunersen for treating diseases. We have also in-licensed multiple issued U.S. and foreign patents that cover the mechanism of action of zorevunersen, use of the mechanism for treating diseases, and related compositions. With respect to STK-002, we have applied for and are currently pursuing patent protection for the mechanism of action of STK-002, compositions related to STK-002, and uses of those compositions in several economically significant countries. We own multiple issued U.S. and foreign patents covering STK-002 and related compositions. We also own a pending PCT international application and numerous pending U.S. and foreign patent applications covering STK-002 and related compositions, mechanism of action and use of STK-002 for treating diseases. Furthermore, our in-licensed issued U.S. and foreign patents (mentioned above) cover the mechanism of action of STK-002. We cannot be certain that any of the issued patents we currently own or in-license will adequately protect zorevunersen, STK-002 and other programs or that they will not be challenged, narrowed, circumvented, invalidated or held unenforceable. We also cannot be certain that any of the pending patent applications will issue as patents, and if they do, that such patents will cover or adequately protect zorevunersen, STK-002 and other programs or that such patents will not be challenged, narrowed, circumvented, invalidated or held unenforceable.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the nine months ended September 30, 2024, none of our directors or officers, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of a "Rule 10b5-1 trading agreement" or "non-Rule 10b-51 trading agreement," as those terms are defined in Regulations S-K, Item 408.

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

STOKE THERAPEUTICS, INC.

Date: November 5, 2024	By:	/s/ Edward M. Kaye, M.D.
Edward M. Kaye, M.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2024	By:	/s/ Thomas E. Leggett
Thomas E. Leggett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)