Form 10-K
period 2024-12-31
Stoke Therapeutics, Inc.
filed 2025-03-18
CIK 1623526

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $528 million. The number of shares of Registrant’s Common Stock outstanding as of February 28, 2025 was 54,077,739.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2024. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

Auditor Firm Id: 185 Auditor Name: KPMG LLP Auditor Location: Boston, MA USA

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Annual Report on Form 10-K, including, but not limited to, statements regarding the receipt of upfront payments, potential milestone or royalty payments and the exercise of the option under the zorevunersen (STK-001) collaboration agreement; the ability of zorevunersen to treat the underlying causes of Dravet syndrome and reduce seizures or show improvements in behavior or cognition at the indicated dosing levels or at all, the timing and expected progress of clinical trials, our future results of operations and financial position, business strategy, prospective products, planned preclinical studies and clinical or field trials, regulatory approvals, research and development costs, and timing and likelihood of success, as well as plans and objectives of management for future operations, may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I. Item 1A. “Risk Factors.” These risks and uncertainties include, but are not limited to:

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
•
the success of our collaboration with Biogen International GmbH (“Biogen”);
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

i

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

ii

PART I

Item 1. Business.

Overview

We are a late-stage clinical-stage company dedicated to addressing the underlying causes of severe diseases by upregulating protein expression with RNA-based medicines. Using our proprietary TANGO (Targeted Augmentation of Nuclear Gene Output) approach, we are developing antisense oligonucleotides (“ASOs”) to selectively restore protein levels. Our first investigational, new medicine in development, zorevunersen (STK-001), is a potential disease modifying medicine that is in late-stage clinical testing for the treatment of Dravet syndrome, a severe and progressive genetic epilepsy. Dravet syndrome is characterized by frequent, prolonged and refractory seizures beginning within the first year of life. The disease is classified as a developmental and epileptic encephalopathy due to the developmental delays and cognitive impairment associated with it. There are currently no disease modifying medicines approved for the treatment of Dravet syndrome.

Dravet syndrome is one of many diseases caused by a haploinsufficiency in which a loss of approximately 50% of normal protein levels leads to disease. Our initial focus is on haploinsufficiencies and diseases of the central nervous system and the eye, although proof of concept has been demonstrated in other organs, tissues, and systems, supporting our belief in the broad potential for our proprietary approach.

Following regulatory alignment with the U.S. Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”), and Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”), a Phase 3 study, EMPEROR, is expected to begin in the second quarter of 2025 to further evaluate efficacy and safety of zorevunersen in children and adolescents ages 2 to up to 18 with Dravet syndrome. We have completed Phase 1/2a clinical trials for zorevunersen. The Phase 1/2a and open-label extension (“OLE”) studies in patients with Dravet syndrome have provided positive data, showing substantial and durable reductions in convulsive seizure frequency on top of currently available anti-seizure medicines. Additionally, ongoing treatment has led to continuous improvements in cognition and behavior, as measured by Vineland-3 (Vineland Adaptive Behavior Scale, Third Edition), a standardized assessment of behavioral outcomes. Zorevunersen was generally well tolerated across the studies.

We are led by an executive management team that has extensive expertise across human genetics and modulation of RNA processes using ASOs, as well as a track record of success in rare disease drug development, commercialization, and corporate strategy. Our executive team and co-founders have been previously involved with other companies in the discovery, clinical development, business development and commercialization of many treatments for rare diseases, including Sarepta’s Exondys 51 (eteplirsen) and Biogen’s SPINRAZA. Their collective expertise supports our efforts to advance our pipeline, execute strategic transactions and bring innovative therapies to patients worldwide.

Our strategy

We are using our proprietary RNA therapeutics platform to create ASOs for the treatment of severe diseases. The critical pillars of our strategy include:

•
Focus on rapid and effective execution of the Phase 3 clinical trial. We believe zorevunersen has the potential to significantly reduce both the occurrence and frequency of seizures and also improve the non-seizure aspects of Dravet syndrome, such as cognition and behavior. In addition, due to zorevunersen being granted Breakthrough Therapy Designation in the U.S., we have access to more intensive guidance from the FDA, which may help to expedite development. Furthermore, we believe the announcements of Breakthrough Therapy Designation, recent clinical updates and regulatory alignment with the FDA, EMA and PMDA have catalyzed the Dravet syndrome community, and we have carefully selected and engaged with clinical sites to efficiently recruit patients.
•
Expand capabilities to ensure successful development and commercialization of zorevunersen in the U.S., Canada and Mexico and advance pipeline programs. We are investing in focused organizational growth, especially in our medical affairs and commercial capabilities, to educate key stakeholders on Dravet and support launch readiness of zorevunersen. We are focused on recruiting top commercial talent from across the rare disease space to effectively identify and access those patients who may benefit from our product candidates and educate healthcare providers on the benefits and risks of our medicines. To further bolster these efforts, we entered into a collaboration for the development and commercialization of zorevunersen in all territories worldwide other than the United States, Canada, and Mexico (the “Biogen Territory”). We believe that Biogen is the ideal partner given its global capabilities, deep experience in neurology and successful track record commercializing high-value, disease-modifying medicines for rare genetic diseases.

•
Expand our pipeline by leveraging our proprietary TANGO platform and pursuing strategic collaborations to accelerate development of additional programs. We have built a target discovery process utilizing proprietary bioinformatics algorithms and extensive in-house expertise in whole transcriptome RNA sequencing to rapidly and systematically identify diseases that we believe can be addressed using our differentiated approach to restoring protein expression by harnessing the body’s potential with RNA medicine. We are advancing several early programs focused on multiple targets, including haploinsufficiency diseases of the central nervous system (the “CNS”) and eye, which we believe represent ideal targets for our differentiated approach to up-regulating protein expression of the underlying disease gene in a mutation agnostic manner. As our programs advance, we expect to establish strategic collaborations to share both risk and opportunity, particularly in cases involving higher biological uncertainty, larger clinical trial requirements, or more complex regulatory and commercial pathways.
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

Our Development Programs

We believe our ASOs can be applied to treat a wide range of severe diseases, and we have carefully designed and prioritized our pipeline strategy to maximize this opportunity. We are focused on applying the transformative potential of our TANGO platform to developing medicines for patients with diseases where the genetic abnormality is known and is found in a single gene. We therefore know for a given disease precisely which gene will need to be upregulated, thus mitigating the uncertainty of the disease biology. We are currently focused on developing product candidates to treat autosomal dominant haploinsufficiency diseases, or disorders in which one copy of a gene is mutated and results in approximately 50% of normal protein expression. Within haploinsufficiencies, we are prioritizing genetic diseases of the CNS and the eye for our near-term development efforts.

Our technology, development experience and scientific knowledge in the field of biologics, RNA splicing, and antisense oligonucleotide chemistry has enabled us to build a platform and develop a pipeline of programs targeting the underlying cause of severe diseases. Exhibit 1 below represents a summary of our programs, which are focused on genetic diseases of the CNS and eye.

Exhibit 1: Pipeline

Source: Stoke Corporate Website

Zorevunersen for the treatment of Dravet syndrome

Zorevunersen is an investigational new medicine for the treatment of Dravet syndrome currently being evaluated in ongoing clinical trials. By addressing the genetic cause of Dravet syndrome, we believe that zorevunersen has the potential to be a disease-modifying therapy. Zorevunersen is designed to upregulate Nav1.1 protein expression by leveraging the non-mutant (wild-type) copy of the SCN1A gene to restore physiological Nav1.1 protein levels, thereby reducing the occurrence of seizures and also addressing behavior, cognition and neurodevelopmental impairments.

Disease overview

Dravet syndrome is a severe developmental and epileptic encephalopathy characterized by severe, recurrent seizures as well as significant cognitive and behavioral impairments. Most cases of Dravet are caused by mutations in one copy of the SCN1A gene, leading to insufficient levels of NaV1.1 protein in neuronal cells in the brain. Dravet syndrome occurs globally and is not concentrated in a particular geographic area or ethnic group. We estimate that one in 15,600 babies are born with Dravet syndrome and approximately 38,000 people are living with Dravet syndrome in the U.S., UK, France, Germany, Italy, Spain and Japan. Based on our preliminary estimates, we estimate that approximately 15,700 patients are living with Dravet syndrome in the U.S. alone. These preliminary estimates are based on incidence rates published by Wu, Y. et al, Incidence of Dravet Syndrome in a US Population, Pediatrics, 2015 as well as research commissioned by us and prepared by Clearview Healthcare Partners. Further, we scaled annual incidence to prevalence using country-specific live birth rates over the past 85 years and adjusted for Dravet-specific mortality.

Approximately 85% of cases of Dravet syndrome are caused by a pathogenic mutation or deletion of the SCN1A gene . At least 1,700 different de novo mutations in the SCN1A gene have been identified to date in Dravet syndrome patients, including single nucleotide substitutions, small insertions or deletions and even whole gene deletions. SCN1A codes for the alpha subunit of the voltage-gated sodium channel, or Nav1.1 protein, an ion channel that is essential for the generation and propagation of action potentials. More than 95% of the disease-causing mutations of SCN1Acause loss-of-function, resulting in haploinsufficiency (approximately 50% reduction) of the Nav1.1 protein in select neurons in the brain.

Patients with Dravet syndrome are often diagnosed by three years of age, and neither patient gender nor family history of seizures is associated with the risk of Dravet syndrome. Early diagnosis is driven by heightened awareness of Dravet syndrome and other genetic epilepsy disorders as well as an emerging consensus amongst epilepsy specialists that early diagnosis is cost-effective and beneficial for prognosis. Among pediatric Dravet syndrome patients, approximately 90% in North America and Europe undergo genetic testing as part of their diagnostic work-up, according to a 2021 market research report commissioned by Stoke and prepared by Recon Strategy.

Dravet syndrome is a severe and progressive genetic epilepsy characterized by frequent, prolonged refractory seizures, beginning within the first year of life. It is characterized by multiple seizure types and may progress to status epilepticus or prolonged seizures lasting more than five minutes that require immediate intervention. More than 90% of patients suffer from at least one non-seizure symptom including severe intellectual and developmental disabilities, motor and speech impairment, autism, attention deficit hyperactivity disorder and behavioral difficulties. Nearly all Dravet syndrome patients exhibit intellectual impairments by the age of four, and substantial developmental impairments after the age of eight. While the frequency of seizures in patients with Dravet syndrome may decrease after the first decade, the cognitive, behavioral, gait and motor symptoms continue to increase into adulthood. Severe communication deficits are independent of seizure burden and persist despite the use of best available standard of care. The overall seizure, cognitive and functional burdens of the disease result in remarkably low quality of life and shortened life expectancy, and as a result impose an immense burden on individuals and their families.

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

Current treatments and unmet need

Current treatments for Dravet syndrome only address the occurrence of seizures, not the underlying cause, and according to a 2017 study as published in the Developmental Medicine & Child Neurology Journal, more than 90% of Dravet syndrome patients still suffer from incomplete seizure control with existing ASM regimens. As a result, the current treatment strategy involves the use of multiple ASMs, including combinations of cannabidiol, stiripentol, fenfluramine, clobazam, valproate, topiramate and others. Patients are typically treated with two to four drugs administered concomitantly, and despite this polypharmacy approach, seizures remain inadequately controlled. In fact, findings from a market research survey of 135 clinicians in the U.S. and EU highlighted persistent seizure burden as the most critical unmet need, with more than 75% of respondents confirming that current treatments remain inadequate and carry significant side effects. We believe these data underscore the urgent need for a disease-modifying therapy to further reduce seizures beyond the standard of care and to address the complex behavioral and cognitive challenges faced by these patients.

Cannabidiol (Epidiolex), fenfluramine (Fintepla) and stiripentol (Diacomit) are currently the only FDA-approved ASMs for the treatment of Dravet syndrome. In addition to many side effects such as sedation, patients may develop tolerance to these ASMs over time. Importantly, none of these approved ASMs address the developmental delays and cognitive impairment aspects of the disease, as they do not treat the underlying cause of this genetic disease. This has resulted in an urgent need for a disease modifying medicine for patients with Dravet syndrome to address the inadequate response to the current standard of care, which is focused on reducing seizure burden. If zorevunersen is approved by the FDA, we believe our disease-modifying approach may have a profound impact on patients and their families.

Preclinical data

Prior to entering the clinic, we generated compelling preclinical data that demonstrates proof-of-mechanism for zorevunersen. Our initial target engagement, pharmacology and efficacy studies were performed in mice, including both wild-type and a Dravet syndrome mouse model. Treatment with zorevunersen resulted in 97% survival of Dravet syndrome mice for the 90-day post-natal observation period (survival of 33 out of 34 mice was observed in the zorevunersen Dravet syndrome mouse group) compared with 23% survival of placebo-treated mice (survival of 14 out of 62 mice). This is illustrated in exhibit 2.

Exhibit 2. Reduction in premature mortality in DS mice after administration of zorevunersen

Source: Han et al., Science Trans Med, 2020

Further preclinical studies of zorevunersen showed significant reductions in seizure frequency in a mouse model of Dravet syndrome (DS). Data from electroencephalography (EEG) recordings showed 76% (16/21) of DS mice treated with zorevunersen were seizure free compared to 48% (10/21) that were treated with a placebo. An 80% reduction in the average number of spontaneous seizures (3 seizures vs 16 seizures) was also observed among treated DS mice compared to placebo.

EEG is a highly sensitive measure of seizure activity, which enables the detection of seizures that may not be otherwise visible. These data are published in Han et al., Science Trans. Med, 2020.

Further supporting our specificity analysis, we evaluated brain samples of wild-type neonate mice to ensure that zorevunersen does not alter levels of other channels in the highly homologous SCN family. Importantly, the mRNA levels of closely related ion channels were not altered in the mouse brain five days after administration of 10 µg of zorevunersen (n=2/group placebo, n=4/group zorevunersen). Similar analysis was performed in wild-type and Dravet syndrome mice treated with 20 µg of zorevunersen at 7 and 14 weeks after dosing. Zorevunersen treated samples showed an increase in expression of the SCN1A gene, but not any of the other SCN family members. These biological studies demonstrate that zorevunersen is highly specific for SCN1A among the highly homologous family of sodium channel genes, limiting the likelihood of off-target activities.

Single dose GLP toxicology studies in rats and cynomolgus monkeys that characterized the pharmacology, exposure and tolerability of zorevunersen were included in the investigational new drug application (the “IND”) that was submitted to the FDA in late 2019 and additional multiple dose GLP toxicology data were subsequently submitted to the FDA and the United Kingdom Medicines and Healthcare Products Regulatory Agency (the “MHRA”) to support multiple dosing in the clinic.

Clinical program and data

We designed our lead product candidate, zorevunersen, to treat Dravet syndrome. We have completed Phase 1/2a clinical trials for zorevunersen and, following successful alignment with regulatory agencies in the United States, Europe, and Japan, we announced the Phase 3 EMPEROR study design in January 2025. We anticipate trial initiation in the second quarter of 2025 with an anticipated pivotal data readout in second half of 2027.

Our Phase 1/2a clinical trials of zorevunersen consisted of two open-label studies, MONARCH in the United States and ADMIRAL in the United Kingdom. The MONARCH study was designed to evaluate single and multiple ascending dose levels of zorevunersen administered intrathecally in children and adolescents with Dravet syndrome and the ADMIRAL study was designed to evaluate multiple ascending doses up to 70mg. The primary objectives for these studies was to assess the safety and tolerability of zorevunersen, as well as to determine the pharmacokinetics (“PK”) in plasma and exposure in cerebrospinal fluid (“CSF”). A secondary objective of both studies was also to assess the effect of zorevunersen as an adjunctive antiepileptic treatment with respect to the percentage change from baseline in convulsive seizure frequency. Non-seizure aspects of the disease, such as overall clinical status and quality of life, were also measured as secondary endpoints in both studies.

Data from our BUTTERFLY natural history study of patients with Dravet syndrome helped inform our view of the Phase 1/2a data as well as the design of the Phase 3 EMPEROR study of zorevunersen. BUTTERFLY was designed to evaluate seizure frequency and non-seizure comorbidities associated with the disease, including motor and speech impairment, intellectual and developmental disabilities, behavioral deficits and abnormal sleep patterns. BUTTERFLY final 2-year data was presented in December 2023. Data from BUTTERFLY suggest that commonly used cognition assessments, Vineland-3, BSID-III (Bayley Scales of Infant Development, Third Edition), and WPPSI-IV (Wechsler Preschool and Primary Scale of Intelligence, Fourth Edition) may be useful for clinical studies assessing neurodevelopment and adaptive behavior in patients with Dravet syndrome. While there was heterogeneity across patient scores on clinical measures at baseline, BUTTERFLY patients did not have statistically significant change from baseline in the majority of key Vineland-3 measures over the 24 months of observation. Compared to their neurotypical peers, adaptive functioning and neurodevelopment in patients with Dravet syndrome generally plateaued, resulting in a widening developmental gap over time. Seizure rates remained high over 24 months despite treatment with standard-of-care antiseizure medications.

Patients who participated in the Phase 1/2a studies and met study entry criteria have been eligible to continue treatment in one of the two OLEs SWALLOWTAIL (U.S.) or LONGWING (UK), which are designed to evaluate the long-term safety and tolerability of repeated doses of zorevunersen. SWALLOWTAIL and LONGWING are also providing information on the effects of zorevunersen on both seizures and non-seizure aspects of Dravet syndrome, such as behavior, cognition, and overall quality of life. Patients in these studies receive maintenance dosing of zorevunersen every 4 months (45mg).

As previously announced, the FDA placed a partial clinical hold in 2020 on doses of zorevunersen above 20mg in the MONARCH study, pending additional preclinical testing to determine the safety profile of higher doses. Since that time, the FDA has agreed to allow us to add additional higher dose levels in the U.S., and we announced in August 2024 that the partial clinical hold had been removed by the FDA.

In March 2024, we announced end-of-study data from the two Phase 1/2a studies and provided data from our open-label extension studies of zorevunersen. The pooled data from these studies demonstrated that zorevunersen was generally well tolerated. 30% (24/81) of the patients experienced a treatment-emergent adverse event that was related to study drug, with the most common being CSF protein elevations and procedural vomiting. 22% (18/81) of the patients had a treatment-emergent serious adverse event, which were all assessed as unrelated to study drug except for the previously reported case of one patient who experienced Suspected Unexpected Serious Adverse Reactions.

One of several secondary endpoints for these studies was a comparison of the percent change in convulsive seizure frequency as measured by daily seizure diaries and calculated over 4-week periods: between baseline and 12 weeks after treatment; and between baseline and end of study. Data from patients treated with multiple doses of 70mg of zorevunersen on top of the standard of care demonstrated the most substantial reductions in convulsive seizures. Patients who were treated with one, two or three doses of 70mg demonstrated substantial and sustained reductions in convulsive seizure frequency at three months and at six months after the last dose.

Additional data from patients who received cumulative doses of at least 30mg of zorevunersen in the Phase 1/2a studies and then continued treatment with 30mg or 45mg doses of zorevunersen every four months in one of the two OLEs demonstrated durable reductions in convulsive seizure frequency throughout the course of treatment.

In December 2024, we presented new OLE study data at the American Epilepsy Society (AES) 2024 Annual Meeting. New data from an analysis of nine patients treated with an initial two or three doses of 70mg in the Phase 1/2a studies, followed by at least two doses of 45mg in the OLE studies of zorevunersen demonstrated substantial and durable reductions in convulsive seizure frequency throughout the course of treatment. These patients sustained at least a 50% median reduction from baseline at each month of the OLE and demonstrated an 87% median reduction at month eight, the latest timepoint for which data have been assessed for these nine patients as shown by Exhibit 3 below.

Exhibit 3. Ongoing treatment demonstrated substantial and durable reductions in convulsive seizure frequency

Source: Company Presentation January 2025

In addition, data from a machine learning model constructed using end-of-study data from ADMIRAL through the Month 4 visit in the LONGWING OLE, and data from a mixed-effects model for repeated measures analysis of all patients enrolled in the OLE studies both indicated continuous improvements in multiple measures of cognition and behavior as measured by the Vineland-3 with ongoing treatment through two years as shown by Exhibit 4.

Exhibit 4. Continuing improvements throughout the OLEs with ongoing treatment through 2 years

Source: Company Presentation January 2025

We announced in December 2024 that the FDA had granted zorevunersen Breakthrough Therapy Designation for the treatment of Dravet syndrome with a confirmed mutation, not associated with gain-of-function, in the SCN1A gene. Then in January 2025, we announced alignment with the FDA, EMA and PMDA on the design of the Phase 3 EMPEROR study of zorevunersen. The pivotal Phase 3 study will be a global, randomized, double-blind, sham controlled trial and will be conducted at approximately 60 sites across the UK, US, EU, and Japan. As shown in Exhibit 5, the study duration of 60 weeks includes an 8-week baseline period and will evaluate two loading doses of 70mg followed by two maintenance doses of 45mg over a 52-week treatment period compared to sham in approximately 150 children and adolescents ages 2 to <18 with Dravet syndrome.

The primary endpoint will be percent change from baseline in major motor seizure frequency in patients receiving zorevunersen as compared to sham. Key secondary endpoints will include durability of effect on major motor seizure frequency along with improvements in cognition and behavior as measured by Vineland-3 subdomains, including expressive communications, receptive communication, interpersonal relationships, coping skills and personal skills. Additional endpoints include safety, Clinician Global Impression of Change (CGI-C), Caregiver Global Impression of Change (CaGI-C), and the Bayley Scales of Infant Development (BSID-IV).

We plan to initiate the EMPEROR study in the second quarter of 2025, and pivotal data are anticipated in the second half of 2027, pending enrollment and study timelines. Patients who are eligible will be offered ongoing treatment with zorevunersen as part of an open-label extension (OLE) study.

Exhibit 5. EMPEROR Clinical Study Design

Source: Company Presentation January 2025

We are collaborating with Biogen on the development and commercialization of zorevunersen outside of the U.S., Canada and Mexico. Please see “License and Collaboration Agreements—Biogen License and Collaboration Agreement” for a description of our collaboration with Biogen.

Our proprietary RNA therapeutics platform (TANGO)

TANGO is our proprietary platform with which we aim to restore missing proteins by increasing – or stoking – protein output. Our initial applications for this technology are diseases in which one copy of a gene functions normally and the other is mutated. In these cases, the mutated gene does not produce its share of functional protein, so the body does not function normally. These diseases are known as haploinsufficiencies. Using the TANGO approach and a deep understanding of RNA science, our researchers design ASOs that bind to pre-mRNA and help the target genes produce more protein. TANGO aims to restore missing proteins by increasing – or stoking – protein output from healthy genes, thus compensating for the mutated, non-functioning copy of the gene.

TANGO ASO mechanisms of action

Human cells naturally regulate protein production to maintain health. During gene expression, pre-mRNA splicing is the process that removes introns and joins exons together to generate the mRNA template that carries the code to synthesize proteins. Splicing is an important mechanism used to regulate how much protein and which protein variant is produced via alternative splicing. Approximately 90% of mammalian pre-mRNAs undergo alternative splicing, more than one third of which leads to the introduction of a premature termination signal, degradation through nonsense-mediated mRNA decay (“NMD”) and no protein production. These alternative splicing events often regulate protein levels and are called “non-productive”. There are several types of non-productive alternative splicing events. An example is NMD-inducing exons (also known as poison exons), which are found in over 25% of genes. NMD exons are part of the wild-type sequence of the genes. When these NMD exons are included in the mRNA, they introduce a premature termination signal that is recognized by the NMD pathway targeting the non-productive mRNA for degradation. The degradation precludes the non-productive mRNA from being translated into protein. Our TANGO ASOs are specifically designed to bind to a desired pre-mRNA sequence inside the nuclei of patients’ cells and modulate splicing to prevent non-productive alternative splicing. By doing so, TANGO ASOs redirect the splicing machinery to prevent inclusion of for example, the NMD exon. This splice-switching decreases non-productive mRNA and increases productive mRNA, which is translated into increased protein.

In July 2020, we published data in the journal Nature Communications that support our proprietary approach to precisely upregulate protein expression using TANGO ASOs. To evaluate the approach broadly, our researchers selected four gene targets that vary in type and abundance of non-productive splicing events, gene size and protein function: PCCA (propionic acidemia); SYNGAP1 (autosomal dominant mental retardation 5); CD274 (applicable to autoimmune diseases, including uveitis); and SCN1A (Dravet syndrome). Our researchers designed TANGO ASOs to target the non-productive splicing events in these genes and their activity was evaluated. Dose-dependent reductions of non-productive mRNA were observed to lead to increases in both productive mRNA and protein levels for each of the target genes.

Treatment of autosomal dominant haploinsufficiency diseases with TANGO ASOs

We are initially focused on applying the transformative potential of our platform to developing genetically targeted medicines for autosomal dominant haploinsufficiencies, or disorders in which only one allele of a gene is mutated, resulting in approximately 50% of normal protein function. In the context of haploinsufficient diseases, TANGO ASOs leverage the wild-type allele to increase expression of functional protein independent of the loss of function mutation in the mutant allele. Thus, TANGO ASOs operate in a mutation-independent manner as one ASO can address the full spectrum of loss-of-function mutations. In contrast to current exon skipping therapies, which remove a coding exon and result in a truncated protein, our TANGO mechanism skips out a non-coding NMD exon and yields a fully functional protein.

Our lead product candidates, zorevunersen and STK-002, target an NMD exon and the general mechanism is shown in exhibits 1 and 2 below. Exhibits 6 and 7 illustrate the TANGO mechanism for increasing protein synthesis in a prospective patient with a haploinsufficiency. Exhibit 6 illustrates the prospective patient with a haploinsufficiency possessing one wild-type allele (green) and one mutant allele (red). The wild type allele is translated into a functional protein while the mutant allele does not produce any functional protein resulting in approximately 50% of normal protein. Exhibit 7 illustrates treatment with our ASO would prevent the synthesis of naturally occurring non-productive mRNA and would increase the synthesis of productive mRNA, thereby increasing protein production and restoring the target protein to near normal levels. Our preclinical studies show that any increase in mutant mRNA would have no contribution to the net functional protein levels.

Exhibit 6: Haploinsufficiency without TANGO-ASO	Exhibit 7: Haploinsufficiency with TANGO-ASO

Advantages of TANGO

We believe TANGO has the ability to address the underlying cause of genetic diseases and may have several key advantages versus other genetic approaches, including:

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

•
Utility across small and large gene targets. Our ASOs upregulate protein expression regardless of gene size and are not constrained to smaller gene targets.
•
Single drug approach for an entire disease population. Our ASOs upregulate expression of the wild-type allele, meaning the TANGO mechanism does not rely on targeting a specific mutation. Given this, we believe our therapies are well-suited for diseases caused by multiple mutations in a single gene, such as many haploinsufficiencies, and provide a single-drug approach that can address the full spectrum of loss-of-function mutations.
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

Target identification

We continue to make significant investments in our infrastructure to accelerate the pace and scale of target identification. We have built a significant bioinformatics capability, which includes proprietary bioinformatics algorithms and extensive in-house expertise in whole transcriptome RNA sequencing, also referred to as RNAseq. RNAseq uses next-generation sequencing to determine the quantity and sequences of RNA in a sample. We leverage large internal datasets of RNAseq from key tissues known to be addressable with antisense, such as the CNS, eye, liver, kidney, and muscle that are purpose-built to enhance the capture of non-productive splicing events.

We perform iterative refinement of our search and scoring criteria for the most addressable non-productive mRNA elements based on internal target validation and hit identification data. We have identified approximately 3,200 disease-associated genes diseases containing at least one NMD-inducing nonproductive event, which we believe may be amenable to TANGO. We believe our approach is highly predictive and enables rapid and systematic identification of those targets that are most likely to have clinical relevance, thereby increasing the probability for clinical success and accelerating the expansion of our emerging pipeline.

Hit identification

Once a TANGO target is validated in cells and tissues that are relevant to the disease, we employ cell lines to rapidly screen for hit ASOs that can increase the target protein expression by specifically preventing the occurrence of the non-productive event in the target mRNA. We have also made investments in automated equipment to efficiently screen large numbers of ASOs. ASO arrays utilize clinically translatable previously-validated ASO chemistries, such as 2’ methoxyethyl phosphorothioate among others. Hit compounds are evaluated in vivo to identify lead ASOs that possess suitable activity and safety to merit preclinical development. Lead ASOs are subsequently evaluated in animal or ex vivo disease model systems.

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

Clinical trial and regulatory execution

We employ a multi-pronged approach to bring new product candidates forward as rapidly as possible. Our approach leverages previously-validated ASO chemistry and a modality that has been successfully utilized for other diseases, to minimize potential safety concerns and development risk. To date, we have reported end-of-study data from two Phase 1/2a studies of zorevunersen for Dravet syndrome: MONARCH in the United States and ADMIRAL in the United Kingdom. Both open-label studies included the effect of zorevunersen on convulsive seizure frequency consistent with the endpoints used in clinical trials for previously approved anti-seizure medications (ASMs). We have also designed a Phase 3 study, EMPEROR, to include seizure reduction as its primary endpoint along with key secondary endpoints assessing improvements in cognition and behavior as measured by specific subdomains of the Vineland-3 (Vineland Adaptive Behavior Scale, Third Edition). These endpoints aim to capture the potential disease-modifying effects of zorevunersen. Although the Vineland-3 has not previously been used in a clinical trial of Dravet syndrome, it is an established assessment tool and has been used by clinicians and researchers in prior clinical trials in other indications to measure adaptive behavior across communication, daily living skills, socialization, and motor skills, providing a comprehensive evaluation of an individual’s functional abilities and development.

Commercialization

We intend to retain broad commercial rights and independently bring our therapies to market, or in certain cases, consider partnering in geographies outside of North America, such as our collaboration with Biogen for zorevunersen. Given the rare genetic nature of the disease targets we are pursuing, we feel confident that we can maximize asset value by bringing our medicines to patients through a lean, targeted internal commercial organization. To do this, we are focused on recruiting top commercial talent from across the rare disease space, including market access, marketing, commercial operations, patient services, and ultimately field-based sales and reimbursement functions. These capabilities will ensure that we can effectively identify and access those patients who may benefit from our product candidates and educate healthcare providers on the benefits and risks of our medicines. We target diseases in which genetic testing is readily available, thereby shortening the diagnostic odyssey and enabling rapid identification of patients who harbor the relevant genetic mutations. Lastly, to maximize patient access, we aim to leverage an established network of treatment centers with extensive experience in relevant methods of administration.

Additional product opportunities

We are advancing additional programs focused on multiple targets, including haploinsufficiency diseases of the CNS and eye. These tissues are affected in many severe genetic diseases.

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

Preclinical data

We previously identified a novel exon inclusion event (“Exon X”) in OPA1 that leads to non-productive mRNA due to introduction of a premature termination codon (“PTC”). Our preclinical studies showed that our ASOs blocked the incorporation of Exon X with consequent dose-dependent increase in productive OPA1 mRNA and protein due to reduction of Exon X-directed NMD of OPA1 mRNA.

In a preclinical study, we demonstrated that a single injection of ASO-14 surrogate in the rabbit eye leads to a dose-dependent increase in ASO accumulation in the retina that correlated with an increase in target engagement (removal of Exon X) and an increase in OPA1 protein. The study was conducted using female New Zealand white rabbits that were injected with a single dose of vehicle alone or vehicle containing ASO (n=3/group). On Days 15 and 29, the retinal tissue was collected and analyzed. Retinal exposure of ASO-14 surrogate (ST-1102) was elevated with increased dosing, dose-dependent target engagement was seen at all three time-points examined, and protein increase of OPA1 protein was observed at both Day 15 and Day 29 of the study. We further showed that in OPA1 haploinsufficient human cells, ASO-14-mediated increase in OPA1 protein translates to improved mitochondrial function as measured by the substantial restoration of ATP levels in the treated cells. ATP is produced by the mitochondria and is the key energy carrying molecule in cells. We observed a 20% ATP deficit in OPA1 +/- HEK293. Treatment with ASO-14 restored ATP levels to ~90% of control cells.

In May 2021, we presented new preclinical efficacy data at the Association for Research in Vision and Ophthalmology (ARVO) Annual Meeting demonstrating that our TANGO ASOs can increase OPA1 protein levels and improve mitochondrial function in human cells derived from ADOA patients with different OPA1 mutations.

Clinical plans

We have completed enrollment (n=48) across 10 sites in the United States, United Kingdom, Italy and Denmark in our two-year prospective natural history study of people ages 8 to 60 who have a confirmed diagnosis of ADOA that is caused by an OPA1 mutation (FALCON study). The FALCON study is designed to evaluate the rate of change in structural and functional ophthalmic assessments. Data collected from the FALCON study will support the clinical development of STK-002.

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

The company has identified additional important pre-clinical activities to support our understanding of dosing for the Phase 1 OSPREY study and other OPA1 indications as we seek to optimize our clinical plans and better understand the potential for targeting OPA1 beyond ADOA. In addition, we plan to conduct further research to provide a better understanding of the commercial opportunity.

License and Collaboration Agreements

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

SYNGAP1 is a severe and rare genetic neurodevelopmental disease characterized by moderate to severe intellectual disability that is evident in early childhood. Mutations in the SYNGAP1gene (which produces the SynGAP protein) were first identified in 2009 and since then, an increasing number of children with SYNGAP1 have been identified. Normal levels of SynGAP protein are essential for proper brain function and development. Mutations in the SYNGAP1 gene also play an important role in the development of epileptic encephalopathies (DEEs). The severity and onset of symptoms can vary from patient to patient. SYNGAP1 is characterized by developmental delay or intellectual disability, generalized epilepsy, and autism spectrum disorder (ASD) and other behavioral abnormalities. More than 80% of cases of SYNGAP1 are caused by a haploinsufficiency of the SYNGAP1 gene. SYNGAP1 is estimated to account for 1% to 2% of all intellectual disability cases. There are currently no approved treatments for SYNGAP1.

Rett syndrome is a severe and rare genetic neurodevelopmental disease that occurs primarily in females following apparently normal development for the first six months of life. Rett syndrome is often misdiagnosed as autism, cerebral palsy, or non-specific developmental delay. Rett syndrome is caused by mutations on the X chromosome on a gene called MECP2. There are more than 200 different mutations found on the MECP2 gene that interfere with its ability to generate a normal gene product. Rett syndrome occurs worldwide in approximately one of every 10,000 to 15,000 female births and in the United States impacts 6,000 to 9,000 patients. Rett syndrome causes problems in brain function that are responsible for cognitive, sensory, emotional, motor and autonomic function. Typically, with symptoms presenting between 6 to 18 months of age, patients experience a period of rapid decline with loss of purposeful hand use (fine motor skills), development of hand stereotypies, absent or impaired mobility (gross motor skills), loss of communication skills (including eye contact) and inability to independently conduct activities of daily living. Symptoms also include seizures, disorganized breathing patterns, an abnormal side-to-side curvature of the spine (scoliosis), and sleep disturbances. Currently, there are no FDA-approved, disease-modifying medicines for the treatment of Rett syndrome.

Biogen License and Collaboration Agreement

On February 14, 2025, we entered into a License and Collaboration Agreement (the “Agreement”) with Biogen for the development and commercialization of zorevunersen and other potential products directed to the SCN1A gene (Dravet syndrome). Pursuant to the Agreement, the Company granted to Biogen an exclusive, royalty-bearing, sublicensable and transferable license for zorevunersen and related backup ASOs directed to SCN1A controlled by us, in all territories worldwide other than the Biogen Territory. In addition, Biogen has the option to exercise an exclusive, royalty-bearing, sublicensable and transferable license for certain future follow-on ASOs directed to SCN1A controlled by us (the “Option”).

Pursuant to the Agreement, Biogen paid us an upfront payment in the amount of $165,000,000, and we will share external development costs, with us paying 70 percent. We are eligible to receive up to $385,000,000 in potential total milestone payments based upon the achievement of certain development, first commercial sales and sales milestone events for zorevunersen, assuming each milestone was achieved at least once. We are also eligible to receive tiered royalties at percentages ranging from low double digits to high teens on future net sales by Biogen of zorevunersen in the Biogen Territory. Royalties payable under the Agreement are subject to standard royalty reductions.

The Agreement also provides that we and Biogen will establish a joint steering committee (the “JSC”) responsible for overseeing the development and commercialization of zorevunersen, in accordance with a global joint development plan agreed to by the parties. The JSC will be composed of an equal number of representatives from each of us and Biogen and each of us and Biogen will designate one of its respective representatives as a co-chair of the JSC.

The Agreement will remain in effect, unless earlier terminated, until the expiration, on a country-by-country and licensed product-by-licensed product basis in the Biogen Territory, of the applicable royalty term, at which point the license for such licensed product shall become fully paid-up, royalty-free, perpetual and irrevocable in such country.

The Agreement also contains customary provisions for termination by Biogen for convenience and by either party for cause, including for material breach (subject to cure). We have standard reversion rights in connection with certain early termination events.

Manufacturing

We currently contract with third parties to manufacture our products undergoing late-pre-clinical and clinical testing and anticipate using third parties for all commercial manufacturing. We do not own or operate facilities for product manufacturing, packaging, storage and distribution, or testing. We have personnel with extensive technical, manufacturing, analytical and quality experience and good project management to oversee contract manufacturing and testing activities. We will continue to expand and strengthen our network of third-party providers but may also consider investing in additional internal manufacturing capabilities in the future if there is a technical need, or a strategic or financial benefit.

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

If our current product candidate, zorevunersen, is approved for the treatment of Dravet syndrome, it may compete with other products currently marketed or in development. Currently marketed ASMs range from cannabidiols, such as Jazz Pharmaceuticals’ Epidiolex, Fintepla® (fenfluramine) from UCB, to GABA receptor agonists, such as clobazam and stiripentol, to glutamate blockers, such as topiramate. Companies such as, Xenon Pharmaceuticals, Harmony Biosciences, Lundbeck, Bright Minds Biosciences, Encoded Therapeutics and others are also developing treatments for Dravet syndrome. Many of the currently marketed ASMs are available as generics. In addition, numerous compounds are in clinical development for treatment of epilepsy. To our knowledge, the clinical development pipeline for non-disease modifying therapies includes cannabinoids, 5-HT release stimulants, potentiators, potassium channel openers, and sodium channel antagonists from a variety of companies. Importantly, we believe none of these drugs address the underlying genetic cause of Dravet syndrome. However, one company (Encoded Therapeutics) has started clinical testing of its program for a gene regulation therapy program in Dravet syndrome that may address the underlying genetic cause of Dravet syndrome.

Our second product candidate, STK-002, is in development for treatment of ADOA. There are no products currently marketed for ADOA. To our knowledge, there are very limited preclinical development efforts beyond our product candidate and PYC Therapeutics is the only company with an ongoing clinical program developing a cell penetrating peptide PMO conjugated to ASO for the treatment of ADOA.

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

With respect to our TANGO platform, we have exclusively licensed intellectual property for our TANGO technology from the University of Southampton, which includes issued U.S. and foreign patents and pending U.S. and foreign patent applications that cover the TANGO mechanisms. As of December 31, 2024, the issued U.S. patents, issued foreign patents, pending U.S. patent applications and pending foreign patent applications that we have licensed from the University of Southampton are anticipated to expire between 2035 and 2036, absent any patent term adjustments or extensions.

Separately, we have obtained patents and filed patent applications with claims that are intended to cover compositions of matter of oligonucleotides designed to target specific elements in genes for many genetic diseases that we believe are amenable to upregulation of target protein expression using our TANGO platform. As of December 31, 2024, the issued U.S. patents, the issued foreign patents and any patents that may issue from the currently pending patent applications, including PCT international applications, U.S. patent applications, and foreign patent applications, are expected to expire between 2036 and 2045, absent any patent term adjustments or extensions.

With respect to zorevunersen, as of December 31, 2024, we have exclusively licensed U.S. patents and pending U.S. patent applications, as well as foreign patents and pending foreign patent applications, that cover the mechanism of action of zorevunersen. The issued patents and any patents that may issue from these pending patent applications are expected to expire between 2035 and 2036, absent any patent term adjustments or extensions. As of December 31, 2024, we also own U.S. patents, pending PCT international applications, pending U.S. patent applications, foreign patents and pending foreign patent applications relating to zorevunersen, and the U.S. patents any patents that may issue from these pending patent applications are expected to expire between 2038 and 2045, absent any patent term adjustments or extensions.

With respect to STK-002, as of December 31, 2024, we have exclusively licensed U.S. patents and pending U.S. patent applications, as well as foreign patents and pending foreign patent applications, that cover the mechanism of action of STK-002. The issued patents and any patents that may issue from these pending patent applications are expected to expire between 2035 and 2036, absent any patent term adjustments or extensions. As of December 31, 2024, we also own issued U.S. and foreign patents, a pending PCT international application, pending U.S. patent applications, and pending foreign patent applications relating to STK-002, and any patents that may issue from these pending patent applications are expected to expire between 2038 and 2045, absent any patent term adjustments or extensions.

The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with the FDA requirements or by delays encountered during prosecution that are caused by the United States Patent and Trademark Office (the “USPTO”). For example, for drugs that are regulated by the FDA under the Hatch-Waxman Act, it is permitted to extend the term of a patent that covers such drug for up to five years beyond the normal expiration date of the patent. For more information on patent term extensions, see “Business—Government regulation: The Hatch-Waxman Act—Patent term extension”. In the future, if and when our biopharmaceutical product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Our currently issued patents will likely expire on dates ranging from 2035 to 2041, unless we receive patent term extension or patent term adjustment, or both. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2036 to 2045, unless we receive patent term extension or patent term adjustment, or both. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

License and research agreements

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton (the “Southampton Agreement”), whereby the Company acquired rights to foundational technologies related to the Company’s TANGO technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. As of December 31, 2024, the Company had paid $0.7 million under the Southampton Agreement as a result of entering into the Acadia Pharmaceuticals Inc. license and collaboration agreement in January 2022 (see Note 8). Additionally, certain licenses under the Southampton

Agreement require the Company to reimburse the University of Southampton for certain past and ongoing patent related expenses. For the year ended December 31, 2024, these expenses were $0.1 million compared to $0.2 million for the year ended December 31, 2023.

Government Regulation

FDA approval process

In the United States, pharmaceutical products are subject to extensive regulation by FDA. The Federal Food, Drug, and Cosmetic Act (the “FDCA”) and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. regulations may subject a company to a variety of administrative or judicial sanctions, such as a clinical hold, FDA refusal to approve pending new drug applications (“NDAs,”) warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

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

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug generally for a specific indication, dosage tolerance and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances, including (1) where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) when in conjunction with confirmatory evidence.

After completion of the required clinical testing, an NDA is prepared and submitted to FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee of $4,310,000 for fiscal year 2025, and the applicant under an approved NDA is also subject to an annual program fee of $403,889 for fiscal year 2025 for each prescription drug product. These fees are typically increased annually. Sponsors of applications for drugs granted Orphan Drug Designation are exempt from these user fees.

FDA has 60 days from its receipt of an NDA to determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. FDA may request additional information rather than file an NDA. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before FDA files it. Once the submission is filed, FDA begins an in-depth review. FDA has agreed to certain performance goals in the review of new drug applications to encourage timeliness. Applications for standard review drug products that are new molecular entities (“NMEs”) are reviewed within ten months of the date of the NDA filing by the FDA; the target review period for priority review NMEs is six months from the date of the FDA files the NDA. Priority review can be applied to an application for a drug that treats a serious condition and if approved would provide a significant improvement in safety or effectiveness over existing treatments or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous and mandatory post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to priority review by FDA. The Food and Drug Omnibus Reform Act (“FDORA”) included provisions related to the accelerated approval pathway. Pursuant to FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. FDORA enables the FDA to initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

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

The Rare Pediatric Disease Priority Review Voucher program, however, has always had a scheduled sunset date established in the law. Under the current provisions of the law, as amended by the Continuing Appropriates and Extensions Act, 2025, the Rare Pediatric Disease Priority Review Voucher program will begin to sunset after December 20, 2024. Although Congress has extended the law in the past, and has proposed extending it again, it has not yet done so. Thus, after December 20, 2024, FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the drug, and that designation was granted by December 20, 2024. Without further statutory amendments, after September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers.

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

Possible change in law or policy

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. Several healthcare reform proposals culminated in 2022 in the enactment of the Inflation Reduction Act (the “IRA”), which, among other things, allows the U.S. Department of Health and Human Services (“HHS”) to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The IRA also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations pertaining to these inflation rebates. In addition, the IRA eliminated, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket limit, and 20% once the out-of-pocket limit has been reached. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including significant civil monetary penalties. These provisions have been and may continue to be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the biopharmaceutical industry and the pricing of prescription drug products. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented.

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

Following the United Kingdom’s exit from the European Union on December 31, 2020, different rules apply in the United Kingdom from the European Union. In the United Kingdom, clinical trials are governed by the Medicines for Human Use (Clinical Trials) Regulations 2004. These regulations are based on the predecessor EU regulations to the CTR. The CTR have not been adopted in the United Kingdom. Under the U.K. regulations, an approval is required from the MHRA together with a positive ethics committee opinion. Clinical trials which take place in the U.K. and on NHS hospital sites, typically do so on the basis of standardized documentation which set out indemnification provisions. In the UK, there are proposals to replace the current U.K. regulations with revised legislation (the “New UK CTRs”), which were laid before Parliament in December 2024 and propose changes with respect to transparency, approval pathways and regulatory requirements. The New UK CTRs will be debated in Parliament and, after a 12-month implementation period, are anticipated to come into force in early 2026.

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

EU legislation provides for a system of regulatory data and market exclusivity. According to Article 14(11) of the EMA Regulation, and Article 10(1) of the Community Code, upon receiving marketing authorization, new chemical entities approved on the basis of complete independent data package benefit from eight years of data exclusivity and an additional two years of market exclusivity. Data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder, or MAH, obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the innovator is able to gain the period of data exclusivity, another company nevertheless could also market another version of the drug if such company obtained marketing authorization based on an application with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials. Depending upon the timing and duration of the EU marketing authorization process, products may be eligible for up to five years’ supplementary protection certificates (“SPC”) pursuant to Regulation (EC) No 469/2009. Such SPC extend the rights under the basic patent for the drug.

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

In April 2024, the European Parliament adopted its position on the European Commission’s proposal for a new Directive and a new Regulation, which revise and replace the existing general pharmaceutical legislation. The proposed changes include the proposal to recast Directive 2001/83/EC, i.e., the Community Code and the creation of a new Regulation laying down EU marketing authorization of medicinal products that will replace Regulation (EC) No 726/2004, Regulation (EC) No 141/2000 on orphan drugs and Regulation (EC) No 1901/2006 on pediatric medicines, and amend Regulation (EC) No 1394/2007 on ATMP and Regulation 536/2014, i.e., the CTR. The proposals include significant changes, in particular with regard to the document protection and market exclusivity periods for medicinal products. The current Polish Council Presidency has already announced that it will press ahead with work on the revision of pharmaceutical legislation in 2025. However, the draft legislation is likely subject to modifications while the legislative process continues. It is therefore at this point not possible to predict the changes the new legislation might bring to the regimes described above.

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

A new EU Regulation on HTA was adopted on December 13, 2021, Regulation (EU) 2021/2282 of the European Parliament and of the Council of 15 December 2021 on health technology assessment and amending Directive 2011/24/EU (“HTA Regulation”). It became applicable on January 12, 2025. The HTA Regulation covers new medicines and certain new medical devices, “providing the basis for permanent and sustainable cooperation at the EU level for joint clinical assessments in these areas.” Member states will be able to use common HTA tools, methodologies and procedures across the EU, working together in four main areas: 1) joint clinical assessments focusing on the most innovative health technologies with the most potential impact for patients; 2) joint scientific consultations whereby developers can seek advice from HTA authorities; 3) identification of emerging health technologies to identify promising technologies early; and 4) continuing voluntary cooperation in other areas. Individual member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

In the United Kingdom and following the United Kingdom’s exit from the European Union, EU medicines regulation has been adopted as standalone United Kingdom legislation with some amendments to reflect procedural and other requirements with respect to marketing authorizations and other regulatory provisions.

In order to market a medicinal product in the United Kingdom, a license or marketing authorization must be obtained from the United Kingdom Medicines and Healthcare Products Regulatory Agency (the “MHRA”) under the Human Medicines Regulation 2012 (“UK HMR”). The United Kingdom legislation includes multiple assessment routes for applications for medicinal products, including a 150-day national assessment or a rolling review application. For applications submitted up to and until December 31, 2023, the MHRA could rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure (“ECDRP”) and had the power to have regard to marketing authorizations approved in EU member states (“MRDCRP”). From January 1, 2024, both of those recognition procedures (the ECDRP and the MRDCRP) have now been replaced by a new international recognition framework (“IRP”). Under the IRP, there are two recognition routes (Route A and Route B). Advanced therapy medicinal products must follow Route B, which sets out a 110-day timetable, which runs from the date on which the submission has been validated by the MHRA. IRP will be open to applicants that have already received an authorization for the same product from one of the MHRA’s specified reference regulators, which includes the FDA and the EMA.

The MHRA reviews applications for orphan designation at the time of a marketing authorization application or as part of a subsequent variation to that authorization. Following implementation of the Windsor Framework (an agreement which amended the UK HMR under the Human Medicines (Amendments relating to the Windsor Framework) Regulations 2024), from January 1, 2025, the MHRA will now license medicines across the whole of the United Kingdom, not just Great Britain. Medicines supplied to the UK will also be reclassified with a new two-category system, with different rules depending on whether the medicine was previously in the EU through the centralized procedure. From January 1, 2025, to qualify for orphan designation, a medicine must meet certain criteria in the United Kingdom including that the medicine for the treatment, prevention or diagnosis of a disease that is life-threatening or chronically debilitating, the prevalence of the condition must not be more than 5 in 10,000 or it must be unlikely that the marketing would generate sufficient returns to justify investment and no satisfactory method of diagnosis, prevention or treatment must exist in the United Kingdom or, if such a method exists the medicine must be of significant benefit to those affected by the condition. On grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication starting from the date of first approval of the product in the United Kingdom.

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

Employees and Human Capital Resources

As of December 31, 2024, we had 128 employees, 40 of whom have an M.D. or Ph.D. We have not experienced any work stoppages. None of our employees is represented by a labor union or covered by collective bargaining agreements, and we consider our relationship with our employees to be in good standing.

We seek to attract, hire and retain individuals of diverse backgrounds and of all ages, genders, ethnicities, religions, home countries and sexual orientation. As of December 31, 2024, approximately 57% of our employees are female, and approximately 48% of our management team (which we define as at the vice president level and above) are female. More than 36% of our employees self-identify as racially or ethnically diverse as of December 31, 2024.

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
•
Our failure or the failure of our collaborators to obtain regulatory approval in international jurisdictions would prevent us or our collaborators from marketing our product candidates outside the United States.
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

•
A Breakthrough Therapy Designation by the FDA, even if granted for zorevunersen, STK-002 or any of our future product candidates may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that the product candidates will receive marketing approval.
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

We have invested substantially all of our efforts and financial resources in the development of TANGO and our current lead product candidate, zorevunersen, for the treatment of Dravet syndrome. We submitted an investigational new drug application (“IND”) for zorevunersen to the FDA in late 2019. In August 2020, we dosed the first patient with zorevunersen in the single ascending dose portion of the MONARCH Phase 1/2a Study at the 10mg dose level, and in January 2025 we announced plans to initiate the EMPEROR Phase 3 study.

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

Zorevunersen is currently being evaluated in human clinical trials, and we may experience unexpected or negative results in the future. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. The positive results we have observed for our product candidates in preclinical animal models may not be predictive of our future clinical trials in humans, as mouse models carry inherent limitations relevant to all preclinical studies. In particular, the Dravet syndrome mouse model is more severe than the human disease and provides a shorter post-symptomatic observation period. Trial designs and results from early-phase trials are not necessarily predictive of future clinical trial designs or results, and initial positive results we may observe may not be confirmed in later-phase clinical trials. For example, although we reported end of study data from our Phase 1/2a open-label studies of zorevunersen demonstrating a reduction in median convulsive seizure frequency compared to baseline, these results were based on pooling data from the Phase 1/2a open-label studies of zorevunersen in the United States (MONARCH) and in the United Kingdom (ADMIRAL) and additional trials may not confirm these results. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development even if they successfully advance through initial clinical trials, and preliminary interim data readouts of ongoing trials may show results that change when such trials are completed. We may not be able to demonstrate a disease-modifying effect of zorevunersen in our clinical trials in Dravet syndrome patients, even if we are able to demonstrate efficacy on seizure reduction, and we may be similarly unable to demonstrate the efficacy of STK-002 in our ADOA program or other future programs. In addition, our clinical trials to date have necessarily involved relatively small numbers of participants. Therefore, conclusions we draw based upon trial results to date may not be repeatable across larger cohorts of participants or patients with different characteristics. Moreover, even if our clinical trials demonstrate acceptable safety and efficacy of zorevunersen, STK-002 or our future product candidates, the labeling we obtain through negotiations with the FDA or foreign regulatory authorities may not include data on secondary endpoints and may not provide us with a competitive advantage over other products approved for the same or similar indications.

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

Genetically defined diseases generally, and especially those for which our product candidates are targeted, have low incidence and prevalence. We estimate that the worldwide incidence of Dravet syndrome is approximately one in 15,600 births, and the incidence of ADOA is approximately one in 30,000 births. This could pose obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients into our trials or limit a product candidate’s commercial potential. Patient enrollment may be affected by other factors including:

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

Additionally, our projections of both the number of people who have Dravet syndrome or ADOA, as well as the people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates derived from market research studies that we commissioned, which may not accurately identify the size of the market for our product candidates. The total addressable market opportunity for zorevunersen, STK-002 and our future product candidates will ultimately depend upon, among other things, the final labeling for our product candidates, if our product candidates are approved for sale in our target indications, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients globally may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our product candidates, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

Our failure or the failure of our collaborators to obtain regulatory approval in international jurisdictions would prevent us or our collaborators from marketing our product candidates outside the United States.

To market and sell zorevunersen, STK-002 and our future product candidates, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we or our collaborators must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Failure to obtain foreign regulatory approvals or non-compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries. The United Kingdom’s exit from the European Union (the “EU”), which is referred to as “Brexit,” became fully effective on December 31, 2020. Brexit continues to create political and economic uncertainty, particularly in the United Kingdom and the EU. Prior to Brexit, a significant proportion of the regulatory framework in the United Kingdom was derived from EU directives and regulations. Following Brexit, the United Kingdom retained the EU regulatory regime with certain modifications as standalone U.K. legislation. Therefore, the U.K. regulatory regime is currently similar to EU regulations, but the United Kingdom has enacted new legislation, the Medicines and Medical Devices Act. Under this legislation, the U.K. may adopt changed regulations that may diverge from the EU legislative regime for medicines, including their research, development and commercialization and has issued a consultation document with respect to future changes. Brexit may lead to additional regulatory costs and could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the EU.

If we or our collaborators fail to comply with the regulatory requirements in international markets and receive applicable marketing approvals, the target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. Foreign regulatory approvals may not be obtained on a timely basis, if at all. Failure to obtain approval of any of our product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business prospects could decline.

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

In addition to side effects caused by our product candidates, the intrathecal or intravitreal administration process or related procedures also can cause adverse side effects. If any such adverse events occur, our clinical trials could be suspended or terminated. If we are unable to demonstrate that any adverse events were caused by the administration process or related procedures, the FDA, the European Commission, the EMA, the U.K. MHRA or other regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we can demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. Any of these occurrences may harm our ability to develop other product candidates, and may adversely affect our business, financial condition, results of operations and prospects significantly. Finally, if commercially available ASO therapies utilizing intrathecal delivery, including SPINRAZA and QALSODY, both of which are produced by Biogen Inc., are found to cause undesirable side effects or to be unsafe due to a potential class effect, it may adversely affect demand for zorevunersen and our other future product candidates. Other ASOs in clinical development utilizing intrathecal delivery could also generate data that could adversely affect the clinical, regulatory or commercial perception of zorevunersen and our other future product candidates.

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

Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying NDA for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent Biologics License Application or NDA. As part of our business strategy for zorevunersen, we received Rare Pediatric Disease Designation in October 2022. If the law is extended, we may also seek Rare Pediatric Disease designations for any other future product candidates. If a product candidate is designated before December 20, 2024, it is eligible to receive a voucher if it is approved before September 30, 2026. However, there is no expectation that zorevunersen, STK-002 or our future product candidates will be designated, other than zorevunersen, or approved by those dates, or at all, or that the program will be further extended, and, therefore, we may not be in a position to obtain any priority review vouchers. Additionally, designation of a drug for a rare pediatric disease does not guarantee that an NDA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease Designation does not lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval.

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

In December 2024 we announced that the FDA had granted zorevunersen Breakthrough Therapy Designation for the treatment of Dravet syndrome with a confirmed mutation, not associated with gain-of-function, in the SCN1A gene, and we may seek a Breakthrough Therapy Designation for STK-002 or one or more of our future product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the NDA.

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

Healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act (“IRA”) in August 2022, which, among other things, allows U.S. Department of Health and Human Services (“HHS”) to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that the Centers for Medicare & Medicaid Services (“CMS”) reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) are eligible be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, 20 Part B or Part D drugs will be selected. A drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. The negotiated prices will represent a significant discount from average prices to wholesalers and direct purchasers. The law also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations pertaining to these inflation rebates. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program which requires manufacturers, in order for their brand drugs to be reimbursed, to subsidize 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket limit, and 20% once the out-of-pocket limit has been reached. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry.

In addition, other legislative changes have been proposed and adopted. These changes have included statutory aggregate reductions of Medicare payments to providers. More recently, in November 2024, CMS issued a final rule that decreased Medicare reimbursement for physician services by 2.8%, effective January 1, 2025. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other laws or regulations may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations. Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA authorization under an FDA expanded access program; however, manufacturers are not obligated to provide investigational new drug products under the current federal right to try law. We may choose to seek an expanded access program for our product candidates, or to utilize comparable rules in other countries that allow the use of a drug, on a named patient basis or under a compassionate use program.

Furthermore, there have been, and continue to be, a number of other initiatives at the United States federal and state levels that seek to reduce healthcare costs. For example, in December 2020, CMS issued a final rule implementing significant manufacturer price reporting changes under the Medicaid Drug Rebate Program, including an alternative rebate calculation for line extensions that is tied to the price increases of the original drug, and Best Price reporting related to certain value-based purchasing arrangements. Additionally, under the American Rescue Plan Act of 2021 the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs on a unit of drug was eliminated. Elimination of this cap may, in some cases, require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products. Further, the Infrastructure Investment and Jobs Act added a requirement, effective January 1, 2023, for manufacturers of certain single-source drugs separately paid for under Medicare Part B for at least 18 months and marketed in single-dose containers or packages (known as refundable single-dose containers or single-use package drugs) to provide annual refunds for any portions of the dispensed drug that are unused and discarded if those unused or discarded portions exceed an applicable percentage defined by statute or regulation. Manufacturers are subject to periodic audits and those that fail to pay refunds for their refundable single-dose containers or single-use package drugs shall be subject to civil monetary penalties. Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices.

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

The ability of the FDA and the MHRA to provide development advice and review and approve new products can be affected by a variety of factors, including budget and funding levels, government shutdowns, ability to hire and retain key personnel, and statutory, regulatory, and policy changes. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. For example, the proposed action in the United States to freeze or reduce the budget of the National Institutes of Health (“NIH”) as related to its funding for medical research could decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials.

The ability of the FDA, the MHRA and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to retain key personnel fill key leadership appointments, among various factors. Firing of employees or delays in filling or replacing key positions could significantly impact the ability of the FDA, the MHRA and other agencies to fulfill their functions and could greatly impact healthcare and the pharmaceutical industry.

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

Disruptions at the FDA, the MHRA and other governmental agencies may also slow the time necessary for the agencies to provide advice on product candidates in development or for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our operating results and business.

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

Numerous treatments for epilepsy exist, including 5-HT agonists, such as UCB’s Fintepla, cannabidiols, such as Jazz Pharmaceuticals’ Epidiolex, GABA receptor agonists, such as clobazam and stiripentol, and glutamate blockers, which is one of the mechanisms of action of topiramate. In addition, numerous compounds are in clinical development for treatment of epilepsy. We believe the clinical development pipeline includes cannabinoids, 5-HT release stimulants, cholesterol 24-hydroxylase inhibitors, potassium channel openers, and sodium channel agonists from a variety of companies. In addition to competition from these small molecule drugs, any products we may develop may also face competition from other types of therapies, such as gene therapy, gene editing, tRNA therapies, modified mRNA therapies or other ASO approaches. For example, one company (Encoded Therapeutics) has initiated a clinical development plan for a gene regulation therapy in Dravet syndrome that may address the underlying genetic cause of the disease.

Although there are no approved treatments for ADOA at this time, we may also face potential competition in our ADOA program. For example, one company (PYC Therapeutics) has announced a clinical development plan for an RNA-based therapy in ADOA.

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

We currently do not have an organization for the sales, marketing and distribution of zorevunersen, STK-002 and our future product candidates and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. To market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. With respect to certain of our current programs as well as future programs, we may rely completely on an alliance partner for sales and marketing. In addition, although we intend to establish a sales organization if we are able to obtain approval to market any product candidates, we have entered into a strategic alliance with Biogen to develop and commercialize zorevunersen, and we may enter into strategic alliances with third parties, such as Acadia Pharmaceuticals, to develop and commercialize STK-002 and other future product candidates, including in markets outside of the United States or for other large markets that are beyond our resources. This will reduce the revenue generated from the sales of these products.

Our current collaborators, such as Acadia Pharmaceuticals and Biogen, and any future strategic alliance partners may not dedicate sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective alliances to enable the sale of our product candidates to healthcare professionals and in geographical regions, including the United States, that will not be covered by our own marketing and sales force, or if our potential future strategic alliance partners do not successfully commercialize the product candidates, our ability to generate revenues from product sales will be adversely affected.

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

We have entered into a collaboration with Acadia Pharmaceuticals and Biogen and may, in the future, seek to enter into collaborations with other third parties for the discovery, development and commercialization of our product candidates. If our collaborators cease development efforts under our collaboration agreements, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products and we may never receive milestone payments or future royalties under these agreements.

We have entered into a collaboration with Acadia Pharmaceuticals to discover or develop certain novel RNA-based medicines for the potential treatment of severe and rare genetic neurodevelopmental diseases of the central nervous system. The collaboration includes SYNGAP1 syndrome, Rett syndrome (MECP2), and an undisclosed neurodevelopmental target of mutual interest, and such collaboration could represent a significant portion of our product pipeline. We have also entered into the Agreement with Biogen for the development and commercialization of zorevunersen and other potential products directed to SCN1A.

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

We have incurred net losses in each year since our inception. We incurred net losses of $89.0 million and $104.7 million, for the years ended December 31, 2024and 2023, respectively. As of December 31, 2024, we had accumulated deficits of $490.8 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for zorevunersen, STK-002 and other future product candidates, if any, and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our cash, cash equivalents, and marketable securities of $246.7 million as of December 31, 2024, which, along with the $165 million upfront payment received in March 2025 and other eligible cash flows from the Biogen collaboration, we anticipate will fund operations to mid-2028. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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

We are a clinical stage biotechnology company formed in June 2014. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring our technology, identifying potential product candidates, undertaking research, preclinical and clinical development of our product candidates, manufacturing, and establishing licensing arrangements. We have not yet demonstrated the ability to obtain marketing approvals, manufacture a commercial scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research and clinical development focus to a company that is also capable of marketing and commercial activities. We may not be successful in such a transition.

Our ability to utilize our net operating loss carryforwards may be subject to limitations.

We have incurred substantial losses during our history. We do not expect to be profitable soon and may never achieve profitability. As of December 31, 2024, we had federal and state net operating loss carryforwards (“NOLs”) of approximately $242.1 million and $261.5 million, respectively, and as of December 31, 2023, we had federal and state NOLs of approximately $189.5 million and $199.4 million, respectively. Our pre-2018 NOLs expire at various dates beginning in 2034. In general, NOLs generated in and after 2018 have no expiration. To the extent that we continue to generate NOLs, unused NOLs carry forward to offset future taxable income until such NOLs expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986 (“IRC“), as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We recently performed an IRC 382 study and identified ownership changes in prior years. Based on existing Section 382 limitations, $0.9 million of the existing federal NOL will not be utilizable due to restrictive limitations. We may experience additional ownership changes in the future because of subsequent shifts in our stock ownership. As a result, our ability to use our pre-change NOLs to offset U.S. federal taxable income, if any, is subject to limitations, which could potentially result in increased future tax liability. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Our commercial success will depend in large part on obtaining and maintaining patent, trademark, trade secret and other intellectual property protection of our proprietary technologies and product candidates, which include TANGO, zorevunersen, STK-002 and the additional gene targets identified by TANGO, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending our patents and other intellectual property rights against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, importing or otherwise commercializing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected. The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors or licensees to do so. For instance, pursuant to the Agreement with Biogen, Biogen has certain rights to prepare, file, prosecute, and maintain certain patents and patent applications licensed to Biogen in the Biogen Territory. Our pending and future patent applications may not result in issued patents. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we hold or in-license may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether any of our platform advances and product candidates will be protectable or remain protected by valid and enforceable patents. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies.

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

We depend on intellectual property licensed to third parties, and our licensees may not always act in our best interest. If these third parties fail to comply with their obligations under their respective licenses with us, if these licenses are terminated, or if disputes regarding these licenses arise, we could lose significant revenue or rights that are important to our business.

The agreements under which we license patents, know-how and proprietary technology to others are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. For example, we are a party to a license agreement with Biogen, pursuant to which we out-license key patents and patent applications related to zorevunersen and certain related products. The agreement imposes various diligence, development and other obligations on both parties. If we or our licensee fail to comply with these respective obligations, either party may have the right to terminate the license, in which event our development or marketing of zorevunersen and related products may be negatively impacted and our business may suffer significantly. Moreover, if we and Biogen fail to adequately protect certain intellectual property covering zorevunersen or related products in the Biogen Territory, the ability to commercialize zorevunersen and related products in the Biogen Territory could suffer and our business may be negatively impacted.

We do not have complete control over the maintenance, prosecution and litigation of certain out-licensed patents and patent applications. For example, we cannot be certain that activities such as the maintenance and prosecution by our existing or future licensees have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. It is possible that our existing or future licensees’ infringement proceedings, defense activities, or enforcement actions may be less vigorous than had we conducted them ourselves or may not be conducted in accordance with our best interests.

In addition, the resolution of any contract interpretation disagreement that may arise could broaden what we believe to be the scope of our existing or future licensees’ rights to the relevant patents, know-how and proprietary technology, or decrease what we believe to be our licensees’ financial or other obligations under the relevant agreement. Disputes that may arise between us and our existing or future licensees regarding intellectual property subject to a license agreement may negatively impact our business.

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

The growth of our business may depend in part on our ability to acquire, in-license or use third-party proprietary rights. For example, our product candidates may require specific formulations to work effectively and efficiently, we may develop product candidates containing our compounds and pre-existing pharmaceutical compounds, or we may be required by the FDA or comparable foreign regulatory authorities to provide a companion diagnostic test or tests with our product candidates, any of which could require us to obtain rights to use intellectual property held by third parties. In addition, with respect to any patents we may co-own with third parties, we may require licenses to such co-owners’ interest to such patents. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. In addition, we may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. Were that to happen, we may need to cease use of the compositions or methods covered by those third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on those intellectual property rights, which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, which means that our competitors may also receive access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

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

Additionally, reforms at government agencies of the United States and those of non-U.S. jurisdictions, including applicable non-U.S. patent authorities, could also increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors, and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the ability of the USPTO and other applicable patent authorities to properly administer their functions is highly dependent on the levels of funding available to the agency and their ability to retain key personnel and fill key leadership appointments, among various factors. Firing of employees or delays in filling or replacing key positions could significantly impact the ability of the USPTO and other applicable patent authorities to fulfill their functions and could greatly impact our ability to adequately prosecute or maintain our patent applications or those of any current or future licensors, or our ability to adequately maintain, enforce, or defend our issued patents or those of any current or future licensors.

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

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our results of operations and increase our capabilities to successfully commercialize zorevunersen, STK-002 and our future product candidates. In particular, we believe that our future success is highly dependent upon the contributions of our senior management as well as our senior scientists and other members of our management team. The loss of services of one or more of these individuals, who all have at-will employment arrangements with us, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates, if approved. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

Further, we are currently undergoing a leadership transition, which may be viewed negatively by employees, investors, and/or our strategic partners. Moreover, any attrition associated with this transition could significantly delay or prevent the achievement of product development and commercialization, along with other business objectives, and adversely impact our stock price. Until we integrate new personnel, and unless they are able to success in their positions, we may be unable to successfully manage and grow our business.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2008 caused extreme volatility and disruptions in the capital and credit markets. Similarly, the global economy has been impacted by fluctuating interest rates, inflation and actual and threatened tariffs, as well as the possibility of a recession or further economic downturn. Moreover, adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. While we only had a minimal amount of our cash directly at SVB and, since that date, the FDIC has stated that all depositors of SVB will be made whole, there is no guarantee that the federal government would guarantee all depositors in the event of future bank closures, and continued instability in the banking system may adversely impact our business and financial condition. Likewise, the capital and credit markets may be adversely affected by the ongoing conflicts in Israel and Ukraine, and the possibility of a wider Middle Eastern, European or global conflict, global sanctions imposed in response thereto, an energy crisis and potential recessions. A weak or declining economy and actual or threatened tariffs could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Also, hospitals and other medical facilitates face staffing shortages, whether due to labor relations or otherwise, which could potentially cause delays in enrollment, site visits, evaluations or other activities important to our research and development efforts. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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

We are increasingly dependent upon our technology systems and data to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies, including Software as a Service (SaaS), Platform as a Service (PaaS) and Infrastructure as a Service (IaaS). A breakdown, invasion, corruption, destruction or breach of our technology systems, including the cloud technologies that we utilize, and/or unauthorized access to our data and information could subject us to liability or negatively impact the operation of our business. Our technology systems, including the cloud technologies that we utilize, continue to increase in multitude and complexity, making them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy or security breaches by individuals authorized to access our technology systems, including the cloud technologies that we utilize, may pose a risk that sensitive data, including intellectual property, trade secrets or personal information belonging to us, our patients or other business partners, may be exposed to unauthorized persons or to the public.

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

We are a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates was less than $700.0 million and our annual revenue was less than $100.0 million as of the last business day of our most recently completed fiscal year. We may continue to be a smaller reporting company as long as either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. In addition, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and smaller reporting companies have reduced disclosure obligations regarding executive compensation. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the continued listing requirements of the Nasdaq Global Select Market (“Nasdaq”) and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations substantially contribute to our legal and financial compliance costs and make some activities more time consuming and costly. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

We previously were not required to independently comply with Section 404(a) of the Sarbanes-Oxley Act. Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC. We were required to meet these standards in the course of preparing our financial statements as of and for the year ended December 31, 2024, and our management is required to report on the effectiveness of our internal control over financial reporting for such year and annually thereafter. Additionally, once we are no longer a “smaller reporting company,” our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.

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

Our head of IT has over 21 years of experience building and managing information systems with cybersecurity principles, such as least privileged access, patching and vulnerability management, encryption, etc., as part of a foundation to ensure confidentiality, integrity, and availability. Our head of IT has also served in consulting and architecture roles for cybersecurity and compliance projects ranging from design and auditing systems, red team testing, to compliance audits and remediation for the Sarbanes-Oxley Act of 2002, as amended, and the payment card industry data security standards.

No cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to affect us, including our business strategy, results of operations or financial condition.

Item 2. Properties.

We currently occupy approximately 38,000 square feet of office and laboratory space in Bedford, Massachusetts, under a lease that expires December 31, 2026. We also occupy 4,842 square feet of office space in Cambridge, Massachusetts under a lease that expires on June 30, 2025. We believe that our facilities suffice to meet our current and near-term needs and that suitable additional space will be available as and when needed.

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

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Holders of Record

As of December 31, 2024, there were 8 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a late-stage clinical-stage company dedicated to addressing the underlying causes of severe diseases by upregulating protein expression with RNA-based medicines. Using our proprietary TANGO (Targeted Augmentation of Nuclear Gene Output) approach, we are developing antisense oligonucleotides (“ASOs”) to selectively restore protein levels.

Our first compound, zorevunersen (STK-001), is in clinical testing for the treatment of Dravet syndrome, a severe and progressive genetic epilepsy. Dravet syndrome is characterized by frequent, prolonged and refractory seizures beginning within the first year of life. The disease is classified as a developmental and epileptic encephalopathy due to the developmental delays and cognitive impairment associated with it. Dravet syndrome is one of many diseases caused by a haploinsufficiency, in which a loss of approximately 50% of normal protein levels leads to disease. We have completed two Phase 1/2a open-label studies of zorevunersen, MONARCH in the United States and ADMIRAL in the United Kingdom, and we have announced plans to initiate the EMPEROR Phase 3 study of zorevunersen in the second quarter of 2025. We also have two ongoing Open Label Extension (“OLE”) studies of zorevunersen for children and adolescents with Dravet syndrome, SWALLOWTAIL in the U.S. and LONGWING in the United Kingdom. Patients who participated in the MONARCH study in the United States or the ADMIRAL study in the United Kingdom and met study entry criteria were eligible to continue treatment in SWALLOWTAIL or LONGWING, respectively, both of which are designed to evaluate the long-term safety and tolerability of repeat doses of zorevunersen.

We are also pursuing treatment for a second haploinsufficient disease, autosomal dominant optic atrophy (“ADOA”), the most common inherited optic nerve disorder. STK-002 is our lead clinical candidate for the treatment of ADOA. STK-002 is designed to upregulate OPA1 protein expression by leveraging the non-mutant (wild-type) copy of the OPA1 gene to restore OPA1 protein expression with the aim to stop or slow vision loss in patients with ADOA. We have received authorization in the United Kingdom to proceed with a Phase 1 open-label study (OSPREY) of children and adults ages 6 to 55 who have an established diagnosis of ADOA and have evidence of a genetic mutation in the OPA1 gene. However, we have also identified additional important pre-clinical activities to support our understanding of dosing for the Phase 1 OSPREY study and other OPA1 indications as we seek to optimize our clinical plans and better understand the potential for targeting OPA1 beyond ADOA. We anticipate that these data, along with further research on the commercial opportunity, will provide a more complete picture of the opportunity and support for the clinical studies prior to initiating the Phase 1 OSPREY study.

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

On April 2, 2024, we completed an underwritten public offering, pursuant to the 2022 Registration Statement, of 5,555,557 shares of common stock at a public offering price of $13.50 per share and issued pre-funded warrants to purchase 3,703,730 shares of common stock at a public offering price of $13.499 per share subject to an exercise price equal to $0.0001. The common stock and pre-funded warrants sold resulted in net proceeds of $119.9 million after deducting underwriting discounts, commissions and offering costs. No pre-funded warrants have been exercised as of December 31, 2024.

In October 2024, we filed an automatic universal Shelf Registration statement on Form S-3 (the “2024 Registration Statement”) with the SEC. The 2024 Registration Statement contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by us of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of common stock that may be issued and sold under the Sales Agreement. The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus.

As of December 31, 2024, we had issued approximately 7.0 million shares of common stock pursuant to the Sales Agreement for net proceeds of $61.0 million pursuant to the 2022 Registration Statement. As of December 31, 2024, we had not issued or sold any shares pursuant to the 2024 Registration Statement. We may terminate this at-the-market program at any time, pursuant to its terms.

As of December 31, 2024 and December 31, 2023 we had $246.7 million and $201.4 million, respectively, in cash, cash equivalents and marketable securities.

Since inception, we have had operating losses, the majority of which are attributable to research and development activities. Our net losses were $89.0 million and $104.7 million for the years months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $490.8 million.

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

Based upon our current operating plan, we believe that our cash, cash equivalents, and marketable securities of $246.7 million as of December 31, 2024, which, along with the $165 million upfront payment received in March 2025 and other eligible cash flows from the Biogen collaboration, we anticipate will fund operations to mid-2028. To date, we have not had any products approved for sale and have not generated any product sales. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Biogen License and Collaboration Agreement

On February 14, 2025, we entered into a License and Collaboration Agreement (the “Agreement”) with Biogen International GmbH (“Biogen”) for the development and commercialization of zorevunersen and other potential products directed to the SCN1A. Pursuant to the Agreement, the Company granted to Biogen an exclusive, royalty-bearing, sublicensable and transferable license for zorevunersen and related backup ASOs directed to SCN1A controlled by us, in all territories worldwide other than the United States, Canada, and Mexico (the “Biogen Territory”). In addition, Biogen has the option to exercise an exclusive, royalty-bearing, sublicensable and transferable license for certain future follow-on ASOs directed to SCN1A controlled by us (the “Option”).

Pursuant to the Agreement, Biogen will pay us an upfront payment in the amount of $165,000,000, and we will share external development costs, with us paying 70 percent. We are eligible to receive up to $385,000,000 in potential total milestone payments based upon the achievement of certain development, first commercial sales and sales milestone events for zorevunersen, assuming each milestone was achieved at least once. We are also eligible to receive tiered royalties at percentages ranging from low double digits to high teens on future net sales by Biogen of zorevunersen in the Biogen Territory. Royalties payable under the Agreement are subject to standard royalty reductions.

The Agreement also provides that we and Biogen will establish a joint steering committee (the “JSC”) responsible for overseeing the development and commercialization of zorevunersen, in accordance with a global joint development plan agreed to by the parties. The JSC will be composed of an equal number of representatives from each of us and Biogen and each of us and Biogen will designate one of its respective representatives as a co-chair of the JSC.

The Agreement will remain in effect, unless earlier terminated, until the expiration, on a country-by-country and licensed product-by-licensed product basis in the Biogen Territory, of the applicable royalty term, at which point the license for such licensed product shall become fully paid-up, royalty-free, perpetual and irrevocable in such country.

The Agreement also contains customary provisions for termination by Biogen for convenience and by either party for cause, including for material breach (subject to cure). We have standard reversion rights in connection with certain early termination events.

Financial Operations Overview

Revenue

We are comprised of one reportable segment and as of December 31, 2024 and 2023, have not generated any product revenue since inception, as we do not yet have approved products for sale. If we are able to successfully develop, receive regulatory approval for and commercialize any of our current or future product candidates alone or in collaboration with third parties, we may generate revenue from the sales of these product candidates.

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

For the year ended, December 31, 2024, we recognized revenue related to the Acadia collaboration of $36.6 million and for the year ended, December 31, 2023, we recognized revenue related to the Acadia collaboration of $8.8 million.

During the quarter ended December 31, 2024, we updated our estimate of the total effort required to satisfy our performance obligations under the Acadia collaboration. As a result, we recorded a cumulative catch-up adjustment of $17.9 million. The adjustment was recorded because the total cost to complete the work associated with the three targets decreased.

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

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Year ended December 31,
	2024	2023
Zorevunersen	$29,980	$27,078
ADOA	5,811	7,997
SYNGAP1	1,138	554
MECP2	1,066	994
Non-program specific and unallocated research and development expenses	51,138	45,608
Total research and development expenses	$89,133	$82,231

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

General and administrative expenses

General and administrative expenses consist primarily of personnel costs, costs related to maintenance and filing of intellectual property, expenses for outside professional services, including legal, human resources, information technology, audit and accounting services, and facilities and other expenses. Personnel costs consist of salaries, benefits and stock-based compensation expense. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of operating as a public company and the potential commercialization of our product candidates. These increases are anticipated to include increased costs related to the hiring of additional personnel, developing commercial infrastructure, fees to outside consultants, lawyers and accountants, and costs associated with being a public company such as expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, insurance and investor relations costs.

Other income (expense)

Our other income (expense), net includes (i) interest income earned on cash reserves in our operating money market fund, investment accounts and on our marketable securities investments and (ii) other items of income (expense), net.

Results of Operations for the Years Ended December 31, 2024 and 2023

The following table sets forth our results of operations (in thousands):

	Year ended December 31,
	2024	2023
Consolidated statements of operations
Revenue	$36,555	$8,780
Operating expenses:
Research and development	89,133	82,231
General and administrative	48,794	41,322
Total operating expenses	137,927	123,553
Loss from operations	(101,372)	(114,773)
Other income (expense):
Interest income (expense), net	12,638	9,908
Other income (expense), net	(247)	166
Total other income (expense)	12,391	10,074
Net loss	$(88,981)	$(104,699)

Research and development expenses

Research and development expenses were $89.1 million for the year ended December 31, 2024 as compared to $82.2 million for the year ended December 31, 2023, an increase of $6.9 million. The table below summarizes our research and development expenses (in thousands):

	Year Ended December 31,
	2024	2023
Zorevunersen	$29,980	$27,078
ADOA	5,811	7,997
SYNGAP1	1,138	554
MECP2	1,066	994
Personnel-related expenses	36,203	31,485
Third-party services	1,111	2,085
Scientific consulting	1,754	1,093
Facilities and other research and development expenses	12,070	10,945
Total research and development expenses	$89,133	$82,231

The increase in research and development expenses were primarily attributable to an increase of $4.7 million in personnel costs resulting from annual compensation increases and increases in stock-based compensation expense, $2.9 million in expenses related to our zorevunersen program, which is comprised of third-party services and scientific consulting fees, $1.1 million in facilities and other research and development costs, and an increase of $0.7 million in external third-party expenses related to SYNGAP1 and MECP2, offset by a decrease of $2.2 million in expenses related to our STK-002 program, which is comprised of third-party services and scientific consulting fees and $0.3 million of non-project specific consulting and third-party services. The increase in expenses reflects the accelerating pace of research and development activities and the increases in personnel needed to support those activities.

General and administrative expenses

General and administrative expenses were $48.8 million for the year ended December 31, 2024 as compared to $41.3 million for the year ended December 31, 2023, an increase of $7.5 million.

The increases in general and administrative expenses were primarily attributable to an increase of $4.4 million in personnel costs, including increases in stock-based compensation expense, from increases in headcount and the annual options award and an increase of $3.1 million in third-party services to support our in-house personnel in various aspects of developing and supporting the business including commercialization efforts, human resources, information technology, audit, tax, public relations, communications and other general and administrative activities.

Other income (expense)

The change in our other income (expense) for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily reflects an increase in cash balances throughout the year as well as changes in interest rates.

Liquidity and Capital Resources

Since our inception through December 31, 2024, our operations have been financed by net proceeds of $671.6 million from the sale of convertible notes payable and our convertible preferred stock, our initial public offering, follow-on offering, proceeds from the controlled equity offering sales agreements and the upfront payment from Acadia. As of December 31, 2024, we had $246.7 million in cash, cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception in June 2014 and, as of December 31, 2024 and 2023, we had accumulated deficits of $490.8 million and $401.8 million, respectively. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

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

Based upon our current operating plan, we believe that our cash, cash equivalents, and marketable securities of $246.7 million as of December 31, 2024, which, along with the $165 million upfront payment received in March 2025 and other eligible cash flows from the Biogen collaboration, we anticipate will fund operations to mid-2028. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Cash flows

The following table summarizes our cash flows (in thousands):

	Year ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(86,851)	$(81,067)
Investing activities	(107,475)	105,946
Financing activities	131,094	53,007
Net increase (decrease) in cash, cash equivalents and restricted cash	$(63,232)	$77,886

Operating activities

During the year ended December 31, 2024, cash used in operating activities was $86.9 million. This was primarily attributable to a net loss of $89.0 million and by a net change of $28.1 million in our net operating assets and liabilities, offset by non-cash charges of $30.3 million for stock-based compensation, depreciation, amortization and accretion of marketable securities, and reduction in the carrying amount of right of use assets.

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

Investing activities

Our investing activities during the year ended December 31, 2024 consisted primarily of $167.3 million of purchases of marketable securities offset by $60.0 million from the sales of marketable securities.

Our investing activities during the year ended December 31, 2023 consisted of $107.6 million from the sales of marketable securities partially offset by purchases of property and equipment.

Financing activities

Our financing activities during year ended December 31, 2024 consisted of $119.9 million of net proceeds from a follow-on offering, $1.7 million from the exercise of stock options, $0.5 million in proceeds from our Employee Stock Purchase Plan and $9.0 million of net proceeds from the controlled equity offering sales agreements.

Our financing activities during year ended December 31, 2023 consisted of $0.4 million from the exercise of stock options, $0.6 million in proceeds from our Employee Stock Purchase Plan and $52.1 million of net proceeds from the controlled equity offering sales agreements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2024 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Operating lease obligations	$5,225	$2,661	$2,564	$—	$—
Total	$5,225	$2,661	$2,564	$—	$—

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

In June 2021, we amended the agreement to extend the initial term of the 2,485 square foot lease for a period of three years ending April 30, 2025. In addition, the amendment provided for the lease of an additional 2,357 square feet of rentable space beginning on July 6, 2021 and ending on April 30, 2025. The amended lease provides us with the option to extend the term of the lease for an additional two years with a base annual rent increase of 3%. In March 2025, we further amended this lease to extend the term from April 30, 2025 to June 30, 2025.

Commitments

Our commitments primarily consist of obligations under our agreement with the University of Southampton. As of December 31, 2024, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see “Business—License and research agreements.”

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

The following table presents the weighted-average assumptions used to estimate the fair value of share-based awards granted:

	Year ended December 31,
	2024	2023
Risk-free interest rate	3.51-4.36%	3.57-3.94%
Expected dividend yield	0%	0%
Expected life	5.5-6.25 years	5.5-6.25 years
Expected volatility	79%	70-73%

We will continue to use judgment in evaluating the assumptions utilized for the grant-date fair value of our stock options on a prospective basis.

Other Information

Net operating loss carryforwards

As of December 31, 2024, and 2023, we have federal NOL carryforwards of $242.1 million and $189.5 million, respectively, which may be available to reduce future taxable income. Federal NOLs generated prior to December 31, 2018 expire at various dates beginning in 2035 and NOLs generated after December 31, 2018 carryforward indefinitely. As of December 31, 2024, and 2023, we have state NOLs of $261.5 million and $199.4 million, respectively, which may be available to reduce future taxable income. The state NOLs expire at various dates beginning in 2035.

In accordance with ASC 740, Accounting for Income Taxes, we have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets and have determined that it is more likely than not that we will not recognize the net benefits of federal and state deferred tax assets. A full valuation allowance of $165.6 million and $133.3 million was established at December 31, 2024 and 2023, respectively. The change in the valuation allowance was an increase of $32.3 million and $35.4 million in 2024 and 2023, respectively.

As of December 31, 2024 and 2023, we have federal research and development tax credit (“R&D Credit”) carryforwards of $15.3 million and $12.8 million, respectively, and state R&D Credit carryforwards of $8.4 million and $5.9 million, respectively. Both federal and state R&D Credit carryforwards may be available to reduce future tax liabilities and expire at various dates beginning in 2034.

The Internal Revenue Code of 1986, as amended (“IRC”), provides for a limitation of the annual use of NOLs, R&D Credits, and other tax attributes following certain ownership changes that could limit our ability to utilize NOL and R&D Credit carryforwards. Under IRC Sections 382 and 383 an ownership change is generally defined as a greater than 50% change (by value) in our equity ownership over a three-year period. We have experienced ownership changes in the past and based on the existing Section 382 limitations, $0.9 million and $0.02 million of existing federal NOLs and R&D credits, respectively, will not be utilizable. We may experience additional ownership changes in the future because of subsequent shifts in our stock ownership. As a result, our ability to use our pre-change NOLs to offset taxable income, if any, is subject to limitations, which could potentially result in increased future tax liability. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Smaller Reporting Company Status

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates was less than $700.0 million and our annual revenue is less than $100.0 million as of the last business day of our most recently completed fiscal year. We will continue to be a smaller reporting company for so long as either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. In addition, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The standard is effective for annual reporting periods beginning after December 15, 2023, and interim periods within years beginning after December 15, 2024, with early adoption permitted. The Company has adopted this standard effective December 31, 2024.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risks in the ordinary course, primarily including interest sensitivities. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $246.7 million and $201.4 million as of December 31, 2023. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

Inflation risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2024 and 2023.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer (Our principal accounting officer) and Chief Executive Officer (Our principal executive officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2024 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

This Annual Report on Form 10-K does not include an attestation report from our independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies. Additionally, for so long as we remain a “smaller reporting company,” our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name	Title	Action	Date	Rule 10b5-1*	Non Rule 10b5-1**	Total Shares to be Sold	Expiration Date(1)
Jonathan Allan	General Counsel	Adoption	12/12/2024	X		81,862 (2)	6/15/2026
Edward Kaye	Chief Executive Officer	Adoption	12/30/2024	X		154,202 (3)	3/20/2026
Barry Ticho	Chief Medical Officer	Adoption	12/11/2024	X		79,827 (4)	12/31/2025

*Intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Act.

**Not intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Act.

(1)
Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier of (a) the completion of all purchases or sales or (b) the date listed in the table.
(2)
The aggregate number of shares of common stock that will be available for sale under the Rule 10b5-1 Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of certain restricted stock unit and performance stock unit awards subject to the Rule 10b5-1 Plan. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale includes approximately 45,307 shares, which reflects the aggregate maximum number of shares underlying such awards without excluding the shares that will be sold to satisfy the tax withholding obligations.
(3)
The aggregate number of shares of common stock that will be available for sale under the Rule 10b5-1 Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of certain restricted stock unit and performance stock unit awards subject to the Rule 10b5-1 Plan. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale includes approximately 92,317 shares, which reflects the aggregate maximum number of shares underlying such awards without excluding the shares that will be sold to satisfy the tax withholding obligations.
(4)
The aggregate number of shares of common stock that will be available for sale under the Rule 10b5-1 Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of certain restricted stock unit awards subject to the Rule 10b5-1 Plan. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale includes approximately 35,081 shares, which reflects the aggregate maximum number of shares underlying such awards without excluding the shares that will be sold to satisfy the tax withholding obligations

Each new Rule 10b5-1 Plan that was adopted in the above table includes a representation from Messrs. Allan, Kaye and Ticho, respectively, to the broker administering the plan that he was not in possession of any material nonpublic information regarding the Company or the securities subject to the Rule 10b5-1 Plan at the time the Rule 10b5-1 Plan was entered into. A similar representation was made to us in connection with the adoption of the Rule 10b5-1 Plan under our insider trading policy. Those representations were made as of the Adoption Date set forth above, and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which the directors and officers was unaware, or with respect to any material nonpublic information acquired by the above directors and officers or passage after the date of the representation.

Once executed, transactions under a Rule 10b5-1 Plan adopted during the period described above will be disclosed publicly through Form 4 and/or Form 144 filings with the SEC in accordance with applicable securities laws, rules, and regulations. Except as may be required by law, we do not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Messrs. Allan, Kaye or Ticho respectively, or other officers or directors of the Company.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

3.1	Restated Certificate of Incorporation, as amended.	10-K	001-38938	March 25, 2024	3.1

3.2	Restated Bylaws, as amended.	8-K	001-38938	February 3, 2023	3.1

4.1	Form of Common Stock Certificate.	S-1	333-231700	June 7, 2019	4.1

4.2	Description of Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934.					X

4.3#	Registration Rights Agreement, by and among the Registrant, Blue Horizon Enterprise Ltd. and Ezbon International Limited, dated May 3, 2023.	10Q	001-38938	May 4, 2023	4.1

10.1*	Form of Indemnification Agreement with directors and officers.	S-1	333-231700	June 7, 2019	10.1

10.2*	2014 Equity Incentive Plan, as amended, and forms of award agreements.	S-1	333-231700	May 23, 2019	10.2

10.3*	2019 Equity Incentive Plan, and forms of award agreements.	10-K	001-38938	March 6, 2023	10.3

10.4*	2019 Employee Stock Purchase Plan, and forms of award agreements.	S-1	333-231700	June 7, 2019	10.5

10.5*	2023 Inducement Plan, and forms of award agreements.	S-8	333-271273	April 13, 2023	99.1

10.6*	Amended and Restated Executive Employment Agreement, by and between the Registrant and Edward M. Kaye, effective as of October 21, 2020.	10-Q	001-38938	November 12, 2020	10.1

10.8*	Amended and Restated Executive Employment Agreement, by and between the Registrant and Barry Ticho, effective as of October 21, 2020.	10-K	001-38938	March 9, 2021	10.7

10.9*	Change of Control and Severance Agreement, by and between the Registrant and Edward M. Kaye, effective as of October 21, 2020.	10-Q	001-38938	November 12, 2020	10.4

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

10.11*	Change of Control and Severance Agreement, by and between the Registrant and Barry Ticho, effective as of October 21, 2020.	10-K	001-38938	March 9, 2021	10.10

10.13	Lease Agreement, by and between MIT 139 Main Street Leasehold LLC, and the Registrant., as amended to date.	10-Q	001-38938	August 10, 2021	10.1

10.14	Scientific Advisory Board Agreement by and between the Registrant and Adrian Krainer, Ph.D., dated June 1, 2022.	10-Q	001-38938	August 8, 2022	10.1

10.15†	License and Collaboration Agreement, dated as of January 9, 2022, by and between Acadia Pharmaceuticals Inc. and the Registrant.	10-Q	001-38938	May 10, 2022	10.1

10.16	Controlled Equity Offering Sales Agreement, dated as of May 20, 2022, between the Registrant and Cantor Fitzgerald & Co.	S-3	333-265107	May 20, 2022	1.2

10.17*	Executive Employment Agreement, by and between the Registrant and Thomas Leggett, effective as of April 23, 2024.	10Q	001-38938	August 7, 2024	10.1

10.18*	Change of Control Severance Agreement, by and between the Registrant and Thomas Leggett, effective as of April 23, 2024.	10-Q	001-38938	August 7, 2024	10.2

10.19†*	Separation and Release Agreement, by and between the Registrant and Stephen J. Tulipano, dated May 2, 2024.	10-Q	001-38938	August 7, 2024	10.3

10.20	Form of Irrevocable Payment Election for Non-Employee Directors					X

19.1	Insider Trading Policy					X

21.1	Subsidiary of the Registrant.	S-1	333-231700	May 23, 2019	21.1

23.1	Consent of independent registered public accounting firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

97	Compensation Recovery Policy	10-K	001-38938	March 25, 2024	97

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

104	Inline Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

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

STOKE THERAPEUTICS, INC.

Date: March 18, 2025	By:	/s/ Edward M. Kaye, M.D.
Edward M. Kaye, M.D.
Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Edward M. Kaye and Thomas E. Leggett, and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Edward M. Kaye	Chief Executive Officer and Director	March 18, 2025
Edward M. Kaye, M.D.	(Principal Executive Officer)

/s/ Thomas E. Leggett	Chief Financial Officer	March 18, 2025
Thomas E. Leggett	(Principal Financial and Accounting Officer)

/s/ Julie A. Smith	Director	March 18, 2025
Julie A. Smith

/s/ Seth L. Harrison	Director	March 18, 2025
Seth L. Harrison, M.D.

/s/ Adrian R. Krainer	Director	March 18, 2025
Adrian R. Krainer, Ph.D.

/s/ Arthur A. Levin	Director	March 18, 2025
Arthur A. Levin, Ph.D.

/s/ Arthur O. Tzianabos	Director	March 18, 2025
Arthur O. Tzianabos, Ph.D.

/s/ Jennifer C. Burstein	Director	March 18, 2025
Jennifer C. Burstein

/s/ Garry E. Menzel	Director	March 18, 2025
Garry E. Menzel

/s/ Ian F. Smith	Director	March 18, 2025
Ian F. Smith

STOKE THERAPEUTICS, INC.

Report of independent registered public accounting firm

To the Stockholders and the Board of Directors
Stoke Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stoke Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Boston, Massachusetts

March 18, 2025

Stoke Therapeutics, Inc. and subsidiary

Consolidated balance sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$127,983	$191,442
Marketable securities - short term	88,916	9,952
Prepaid expenses	11,117	11,320
Other current assets	3,965	2,561
Restricted cash - short term	75	—
Interest receivable	700	64
Total current assets	$232,756	$215,339
Restricted cash - long term	721	569
Operating lease right-of-use assets	4,345	6,611
Marketable securities - long term	29,824	—
Property and equipment, net	3,909	5,823
Total assets	$271,555	$228,342
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,498	$1,695
Accrued and other current liabilities	18,567	13,815
Deferred revenue - current portion	18,991	15,309
Total current liabilities	$40,056	$30,819
Deferred revenue - net of current portion	—	33,074
Other long term liabilities	2,478	4,884
Total long term liabilities	$2,478	$37,958
Total liabilities	$42,534	$68,777
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized, 54,032,826 and 45,918,233 shares issued and outstanding as of December 31, 2024 and 2023, respectively	5	5
Additional paid-in capital	719,997	561,433
Accumulated other comprehensive loss	(151)	(24)
Accumulated deficit	(490,830)	(401,849)
Total stockholders’ equity	$229,021	$159,565
Total liabilities and stockholders’ equity	$271,555	$228,342

The accompanying notes are an integral part of these consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated statements of operations and comprehensive loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenue	$36,555	$8,780
Operating expenses:
Research and development	89,133	82,231
General and administrative	48,794	41,322
Total operating expenses	137,927	123,553
Loss from operations	(101,372)	(114,773)
Other income (expense):
Interest income (expense), net	12,638	9,908
Other income (expense), net	(247)	166
Total other income (expense)	12,391	10,074
Net loss	$(88,981)	$(104,699)
Net loss per share—basic and diluted	$(1.65)	$(2.38)
Weighted average common shares outstanding—basic and diluted	54,008,883	43,994,862
Comprehensive loss:
Net loss	$(88,981)	$(104,699)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(127)	1,151
Total other comprehensive gain (loss)	$(127)	$1,151
Comprehensive loss	$(89,108)	$(103,548)

The accompanying notes are an integral part of these consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated statements of stockholders’ equity

(in thousands, except share and per share amounts)

	Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated deficit	Total 'Stockholders’ equity
	Shares	Amount
Balance as of December 31, 2022	39,439,575	$4	$483,170	$(1,175)	$(297,150)	$184,849
Unrealized gain on marketable securities	—	—	—	1,151	—	1,151
Stock-based compensation	—	—	25,257	—	—	25,257
Issuance of common stock upon exercise of stock options	148,211	—	371	—	—	371
Issuance of common stock related to employee stock purchase plan	71,471	—	555	—	—	555
Shares sold as part of controlled equity offering sales agreement, net of commissions	6,258,976	1	52,080	—	—	52,081
Net loss	—	—	—	—	(104,699)	(104,699)
Balance as of December 31, 2023	45,918,233	$5	$561,433	$(24)	$(401,849)	$159,565
Unrealized loss on marketable securities	—	—	—	(127)	—	(127)
Stock-based compensation	—	—	27,470	—	—	27,470
Issuance of common stock upon exercise of stock options	825,187	—	1,722	—	—	1,722
Issuance of common stock related to employee stock purchase plan	110,641	—	532	—	—	532
Issuance of common stock and warrants upon follow-on offering, net of underwriting discounts, commissions, and offering costs	5,555,557	—	119,884	—	—	119,884
Issuance of vested restricted stock units and performance stock units	841,238	—	—	—	—	—
Shares sold as part of controlled equity offering sales agreement, net of commissions	781,970	—	8,956	—	—	8,956
Net loss	—	—	—	—	(88,981)	(88,981)
Balance as of December 31, 2024	54,032,826	$5	$719,997	$(151)	$(490,830)	$229,021

The accompanying notes are an integral part of these consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated statements of cash flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(88,981)	$(104,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,177	2,469
Amortization and accretion of marketable securities	(1,642)	(325)
Stock-based compensation	27,470	25,257
Loss on disposal of property and equipment	—	1
Reduction in the carrying amount of right of use assets	2,265	2,260
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,836)	529
Accounts payable, accrued liabilities, and operating leases	3,088	(3,208)
Deferred revenue	(29,392)	(3,351)
Net cash used in operating activities	(86,851)	(81,067)
Cash flows from investing activities:
Purchases of property and equipment	(203)	(1,616)
Purchases of marketable securities	(167,272)	—
Sales of marketable securities	60,000	107,562
Net cash provided by (used in) investing activities	(107,475)	105,946
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	1,722	371
Proceeds from employee stock purchase plan	532	555
Proceeds from controlled equity offering sales agreement, net of commissions	8,956	52,081
Proceeds from follow-on offering, net of underwriting discounts, commissions and offering costs	119,884	—
Net cash provided by financing activities	131,094	53,007
Net increase (decrease) in cash, cash equivalents and restricted cash	(63,232)	77,886
Cash, cash equivalents and restricted cash—beginning of year	192,011	114,125
Cash, cash equivalents and restricted cash—end of year	$128,779	$192,011

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right-of-use assets recognized in exchange for operating leases	$—	$4,118
Property and equipment included in accrued expense and accounts payable	$61	$—

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

Shelf Registration

In May 2022, the Company filed a universal Shelf Registration statement on Form S-3 (the “Registration Statement”) with the SEC. The Registration Statement was declared effective by the SEC on May 31, 2022, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $400.0 million of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of its common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (“Sales Agreement”). The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The $150.0 million of common stock that may be offered, issued and sold under the sales agreement prospectus is included in the $400.0 million of securities that may be offered, issued and sold by the Company under the base prospectus. As of December 31, 2024, the Company had issued approximately 7.0 million shares of common stock pursuant to the Sales Agreement for net proceeds of $61.0 million.

In April 2024, the Company completed an underwritten public offering of its common stock and issued and sold 5,555,557 shares of common stock at a public offering price of $13.50 per share and issued pre-funded warrants to purchase 3,703,730 shares of common stock at a public offering price of $13.499 per share subject to an exercise price equal to $0.0001. The common stock and pre-funded warrants sold resulted in net proceeds of $119.9 million after deducting underwriting discounts, commissions and offering costs.

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

Restricted cash

At December 31, 2024, restricted cash consisted of money market accounts collateralizing letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities.

The following table reconciles cash and cash equivalents and restricted cash per the consolidated balance sheets to the statements of cash flows:

	As of December 31,
	2024	2023
Cash and cash equivalents	$127,983	$191,442
Restricted cash	796	569
	$128,779	$192,011

Marketable Securities

Marketable securities consist of government securities and obligations, corporate bonds and commercial paper with original maturities of more than 90 days at the purchase date. Investments are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of other comprehensive income/(loss). Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. Marketable securities are classified as current assets or non-current assets based on each security’s time to maturity as of the balance sheet date.

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

Research and development services

The promises under the Company’s collaboration agreement with Acadia include research and development services to be performed by the Company for or on behalf of the customer. Payments or reimbursements resulting from the Company’s research and development efforts are recognized as the services are performed and presented on a gross basis because the Company is the principal for such efforts.

Milestone payments

At the inception of the Acadia arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone in making this assessment. There is judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. The development milestones in the Acadia arrangement were not considered probable of achievement at the outset of the arrangement and as of December 31, 2024.

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

Impairment of long-lived assets

The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. There were no impairment losses recognized during the years ended December 31, 2024 and 2023.

Research and development costs

Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, depreciation, third-party license fees, and costs related to third parties engaged to conduct clinical trial and preclinical research development activities.

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

Stock-based compensation

The Company measures its stock-based awards granted based on the estimated fair values of the awards and recognizes the compensation expense for employees and non-employees over the requisite service period.

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

Restricted stock units (“RSUs”)

For RSUs issued to employees, the Company recognizes the grant date fair value of the RSUs on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. RSUs granted typically vest annually over a four-year period but may be granted with different vesting terms.

Performance stock units (“PSUs”)

For PSUs issued to employees, the Company recognizes the grant date fair value of the PSUs on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. PSUs granted typically vest annually over a two-year period but may be granted with different vesting terms. The performance conditions required for achievement are predefined by the Company's Compensation Committee at the time of the grant. The awards only vest, and compensation expense is only recognized, if the performance condition is probable of achievement.

Patent costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Income taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the estimated future tax consequences attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to be settled or recovered. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The

Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. At December 31, 2024 and 2023, the Company has recorded a full valuation allowance.

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

The Company comprises of one reportable segment, Stoke. As of December 31, 2024, this segment has not generated any product revenue since inception, as it does not yet have approved products for sale.

The Company primarily generates revenue in North America, with its long-lived assets also concentrated in this region, and manages its business activities on a consolidated basis. Decisions concerning the allocation of the Company’s resources are made by the Company’s Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer (“CEO”). The CODM views the Company’s operations as a single operating segment which is the business of discovering and developing RNA-based medicines, using the TANGO approach and developing ASOs to selectively restore protein levels.

The CODM assesses performance for the Stoke operations segment and decides how to allocate resources based on net income or loss that is also reported on the income statement as consolidated net income or loss and the measure of segment assets as reported on the balance sheet as total consolidated assets. Net income or loss is used to monitor budget vs actual results as well as assess the general performance of the segment in a given period.

Smaller reporting company status

The Company is a “smaller reporting company,” meaning that in the event of an initial public offering the market value of its stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to the Company as a result of such offering is less than $700.0 million and its annual revenue is less than $100.0 million as of the last business day of the Company’s most recently completed fiscal year. The Company may continue to be a smaller reporting company as long as either (i) the market value of its stock held by non-affiliates is less than $250.0 million or (ii) its annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of its stock held by non-affiliates is less than $700.0 million. In addition, as a smaller reporting company, the Company may choose to present only the two most recent fiscal years of audited financial statements in its Annual Report on Form 10-K and smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recently issued accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The standard is effective for annual reporting periods beginning after December 15, 2023, and interim periods within years beginning after December 15, 2024, with early adoption permitted. The Company has adopted this standard effective December 31, 2024.

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

3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair value measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$122,446	$—	$—	$122,446
Total	$122,446	$—	$—	$122,446

Marketable Securities:
Corporate bonds	$—	$18,668	$—	$18,668
Commercial paper	—	6,944	—	6,944
US Government debt securities	—	93,128	—	93,128
Total	$—	$118,740	$—	$118,740

	Fair value measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$186,186	$—	$—	$186,186
Total	$186,186	$—	$—	$186,186

Marketable Securities:
Corporate bonds	$—	$—	$—	$—
Commercial paper	—	—	—	—
US Government debt securities	—	9,952	—	9,952
Total	$—	$9,952	$—	$9,952

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above and in Note 2. The carrying value of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the consolidated balance sheets as of December 31, 2024 and 2023.

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

4. Marketable Securities

The following table summarizes the Company’s marketable securities as of December 31, 2024:

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable Securities:
Corporate bonds	$18,786	$—	$(118)	$18,668
Commercial paper	6,947	—	(3)	6,944
US Government debt securities	93,158	94	(124)	93,128
Total	$118,891	$94	$(245)	$118,740

The following table summarizes the Company’s marketable securities as of December 31, 2023:

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$—	$—	$—	$—
Commercial paper	—	—	—	—
US Government debt securities	9,976	—	(24)	9,952
Total	$9,976	$—	$(24)	$9,952

The weighted average maturity of the Company’s marketable securities as of December 31, 2024 is approximately 0.7 years.

The Company did not record an allowance for credit losses as of December 31, 2024 related to our marketable securities. Further, given the lack of significant change in the credit risk of these investments, the Company did not recognize any other-than-temporary impairment losses.

5. Property and equipment, net

Property and equipment, net consisted of the following:

	As of December 31,
	2024	2023
Laboratory equipment	$9,514	$9,383
Furniture and fixtures	312	312
Leasehold improvements	2,329	2,294
Office equipment	482	440
Construction in progress	120	65
	12,757	12,494
Less accumulated depreciation	(8,848)	(6,671)
	$3,909	$5,823

Depreciation expense was $2.2 million and $2.5 million for the years ended December 31, 2024 and 2023, respectively.

6. Accrued and other current liabilities

Accrued and other current liabilities consisted of the following:

	As of December 31,
	2024	2023
Accrued employee compensation costs	$7,686	$5,611
Accrued professional	1,108	651
Accrued research and development costs	6,698	4,634
Current portion of operating lease liabilities	2,322	2,062
Other	753	857
	$18,567	$13,815

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

In June 2021, the Company amended the agreement to extend the initial term of the 2,485 square foot lease for a period of three years commencing May 1, 2022 and ending April 30, 2025. In addition, the amendment provided for the lease of an additional 2,357 square feet of rentable space beginning on July 6, 2021 and ending on April 30, 2025. In March 2025, we further amended this lease to extend the term from April 30, 2025 to June 30, 2025. The amended lease provides the Company with the option to extend the term of the lease for an additional two years. In 2021, the Company recognized a right-of-use asset and operating lease liabilities of $0.7 million for the extension of the lease to April 30, 2025 and a right-of-use asset and operating lease liabilities of $0.8 million for the additional 2,357 square feet of rentable space.

Future minimum lease payments under non-cancellable leases as of December 31, 2024, are as follows:

2025	$2,661
2026	2,564
Total lease payments	5,225
Less imputed interest	(451)
Present value of lease liabilities	$4,774

Lease balances as of December 31, 2024 and December 31, 2023 are as follows:

	As of December 31,
	2024	2023
Operating right-of-use assets	$4,345	$6,611
Current portion of operating lease liabilities	$2,322	$2,062
Non-current portion of operating lease liabilities	2,452	4,773
Total operating lease liabilities	$4,774	$6,835

The weighted average remaining lease term and weighted average discount rate of our operating leases as of December 31, 2024 are as follows:

Weighted average remaining lease term in years	1.9
Weighted average discount rate	10.21%

In accordance with Topic 842, lease expense incurred under operating leases was $2.8 million for the year ended December 31, 2024, and $2.4 million for the year ended December 31, 2023.

License and research agreements

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton (the “Southampton Agreement”), whereby the Company acquired rights to foundational technologies related to the Company’s TANGO technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. As of December 31, 2024, the Company had paid $0.7 million under the Southampton Agreement as a result of entering into the Acadia Pharmaceuticals Inc. license and collaboration agreement in January 2022 (see Note 8). Additionally, certain licenses under the Southampton Agreement require the Company to reimburse the University of Southampton for certain past and ongoing patent related expenses. For the year ended December 31, 2024 these expenses were $0.1 million compared to $0.2 million for the year ended December 31, 2023.

Litigation

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which it is focused. As of December 31, 2024, the Company had no legal proceedings to which it was a party or to which its property was subject that, in the opinion of management, would have a material adverse effect on its business.

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

For the year ended December 31, 2024, the Company recognized revenue related to the Acadia collaboration of $36.6 million. Of this total, $29.4 million is related to license revenue and $7.2 million relates to service revenue.

As of December 31, 2024, the Company had $19.0 million in upfront consideration associated with the Acadia agreement relating to performance obligations that are unsatisfied or partially unsatisfied.

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

As of December 31, 2024 there were no shares available for future issuance under the 2014 Plan, 2,410,682 shares were available for future issuance under the 2019 Plan and 19,100 shares were available under the 2023 Plan.

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

During the years ended December 31, 2024 and 2023, the Company granted options to purchase 2,797,612 and 1,599,227 shares of common stock to certain of its employees, and directors, respectively. The options vest over a period of up to four years. During the year ended December 31, 2024 and 2023, the Company granted 716,000 and 1,538,302 restricted stock units to its employees. The restricted stock units vest over a period of up to four years. During the year ended December 31, 2024, the Company granted 372,000 performance stock units to its employees. The performance stock units vest up to three years once the performance metrics have been achieved.

A summary of stock option activity for awards is presented below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value(1)
Outstanding as of December 31, 2023	6,478,063	$9.64	6.9	$8,435
Granted	2,797,612	13.99
Exercised	(828,187)	2.08
Forfeitures	(388,867)	11.78
Expired	(64,364)	16.89
Outstanding as of December 31, 2024	7,994,257	$11.78	7.0	$20,423
Exercisable as of December 31, 2024	4,288,372	$11.00	5.2	$17,419

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at December 31, 2024 and 2023.

The weighted average grant date fair value for stock options granted during the years ended December 31, 2024 and 2023 was $10.00 and $6.13, respectively. The aggregate grant date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $28.0 million and $9.8 million, respectively. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2024 and 2023 was $8.5 million and $0.9 million, respectively.

A summary of restricted unit activity is presented below:

	Number of shares	Aggregate intrinsic value	Weighted average grant date fair value
Outstanding as of December 31, 2023	1,513,102	$7,959	$6.58
Awarded	716,000		14.17
Vested	(748,238)		5.29
Forfeitures	(257,925)		10.32
Outstanding as of December 31, 2024	1,222,939	$13,489	$11.03

A summary of performance stock unit activity is presented below:

	Number of shares	Aggregate intrinsic value	Weighted average grant date fair value
Outstanding as of December 31, 2023	—	$—	$—
Awarded	372,000		14.17
Vested	(93,000)		14.17
Forfeitures	(60,000)		14.17
Outstanding as of December 31, 2024	219,000	$2,416	$14.17

Stock-based compensation

The Company recorded stock-based compensation expense of $27.5 million and $25.3 million during the years ended December 31, 2024 and 2023, respectively. Of the total stock-based compensation recorded during the years ended 2024 and 2023, $13.4 million and $2.3 million, respectively, is related to restricted stock units. Additionally, for the year ended December 31, 2024, $2.5 million of stock-based compensation is related to performance stock units. There were no grants of performance stock units prior to 2024.

As of December 31, 2024, there was $29.9 million of unrecognized compensation cost related to unvested stock options granted under the 2019 and the 2023 Plans. Compensation expense is expected to be recognized over a weighted average period of 2.8 years as of December 31, 2024. As of December 31, 2024, there was $18.5 million of unrecognized stock-based compensation related to restricted stock units and $1.9 million related to performance stock units. The compensation expense for RSUs and PSUs is expected to be recognized over a weighted average period of 2.4 years.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss is as follows:

	Year ended December 31,
	2024	2023
Research and development	$10,963	$9,925
General and administrative	16,507	15,332
	$27,470	$25,257

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of stock options. The fair values of the options granted to employees and directors were calculated using the following assumptions for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Risk-free interest rate	3.51-4.36%	3.57-3.94%
Expected dividend yield	0%	0%
Expected life	5.5-6.25 years	5.5-6.25 years
Expected volatility	79%	70-73%

2019 Employee stock purchase plan

In June 2019, the Company adopted the 2019 Employee Stock Purchase Plan (“ESPP”), which became effective on June 18, 2019. The Company initially reserved 315,000 shares of common stock for sale under the ESPP. At December 31, 2024, the Company had 1,591,602 shares available for issuance under the plan. The average grant date fair value per share under the plan was $9.87 for 2024. The total ESPP stock-based compensation expense for the year ended December 31, 2024 was $0.4 million and for the year ended December 31, 2023 was $0.3 million. The number of shares reserved for issuance under the ESPP will increase automatically on January 1st of each of the first ten calendar years following the first offering date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or a lower amount determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP will not exceed 3,150,000 shares of the Company’s common stock.

10. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Year ended December 31,
	2024	2023
Numerator:
Net loss	$(88,981)	$(104,699)
Denominator:
Weighted-average number of common shares, basic and diluted	54,008,883	43,994,862
Net loss per share, basic and diluted	$(1.65)	$(2.38)

The Company has included the outstanding pre-funded warrants from the April 2024 offering in the number of total outstanding shares used for the computation of basic and diluted net loss per share for the period ending December 31, 2024, since they have a de minimis exercise price. The Company’s potential dilutive securities, which include common stock options, RSUs, PSUs, and ESPP purchase rights, have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same.

The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2024	2023
Outstanding options to purchase common stock	7,994,257	6,478,063
Restricted stock units	1,222,939	1,513,102
Performance stock units	219,000	1,513,102
Total	9,436,196	7,991,165

11. Income taxes

A reconciliation of the expected income tax expense (benefit) computed using the federal statutory income tax rate the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2024	2023
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	9.0	7.7
Non-deductible items	(1.0)	(1.1)
Research and development credit, net	3.5	3.5
Other	(1.3)	2.4
Change in valuation allowance	(31.2)	(33.5)
Total	0.0%	0.0%

The principal components of the Company’s deferred tax assets and liabilities consist of the following:

	As of December 31,
	2024	2023
Deferred tax assets:
Federal and state net operating loss carryforwards	$70,105	$52,643
Research and development tax credits	21,942	17,444
Research and development capitalized expenses	46,109	32,290
Accrued compensation and stock-based compensation	22,073	17,912
Deferred revenue/other	5,330	13,017
Gross deferred tax assets	165,559	133,306
Less: valuation allowance	(165,559)	(133,306)
Net deferred tax assets	$—	$—

In accordance with ASC 740, Accounting for Income Taxes, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has determined that it is more likely than not that the Company will not recognize the net benefits of federal and state deferred tax assets. A full valuation allowance of $165.6 million and $133.3 million was established at December 31, 2024 and 2023, respectively. The change in the valuation allowance was an increase of $32.3 million and $35.4 million in 2024 and 2023, respectively.

As of December 31, 2024, and 2023, the Company had federal NOL carryforwards of $242.1 million and $189.5 million, respectively, which may be available to reduce future taxable income. Federal NOLs generated prior to December 31, 2018 expire at various dates beginning in 2035 and NOLs generated after December 31, 2018 carryforward indefinitely. As of December 31, 2024, and 2023, the Company had state NOLs of $261.5 million and $199.4 million, respectively, which may be available to reduce future taxable income. The state NOLs expire at various dates beginning in 2035.

As of December 31, 2024 and 2023, the Company had federal research and development tax credit (“R&D Credit”) carryforwards of $15.3 million and $12.8 million, respectively, and state R&D Credit carryforwards of $8.4 million and $5.9 million, respectively. Both federal and state R&D Credit carryforwards may be available to reduce future tax liabilities and expire at various dates beginning in 2034.

The Internal Revenue Code of 1986, as amended (“IRC”), provides for a limitation of the annual use of NOLs, R&D Credits, and other tax attributes following certain ownership changes that could limit the Company's ability to utilize NOL and R&D Credit carryforwards. Under IRC Sections 382 and 383 an ownership change is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period. The Company has experienced ownership changes in the past and based on the existing Section 382 limitations, $0.9 million and $0.02 million of existing Federal NOLs and R&D credits, respectively, will not be utilizable. The Company may experience additional ownership changes in the future because of subsequent shifts in its stock ownership. As a result, its ability to use its pre-change NOLs to offset taxable income, if any, is subject to limitations, which could potentially result in increased future tax liability. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

The Company applies ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to income taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. At December 31, 2024, and 2023 the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying consolidated statements of operations and comprehensive loss.

The Company files U.S. federal and state income tax returns with varying statute of limitations. As of the year ended December 31, 2024, there is no examination by U.S. tax authorities. Due to the Company’s net operating loss carryforwards, federal income tax returns from incorporation are still subject to examination. The Company files in several state tax jurisdictions and is subject to examination in years ranging from incorporation to 2024.

12. Employee benefits

In 2016, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Company matches contributions up to 4% of annual salary for those employees who are participating in the 401(k) Plan. For the year ended December 31, 2024, the Company made matching contributions of $0.8 million and for the year ended December 31, 2023, the Company made matching contributions of $0.7 million.

13. Segment Information

The Company comprises of one reportable segment, Stoke. As of December 31, 2024, this segment has not generated any product revenue since inception, as it does not yet have approved products for sale.

The Company primarily generates revenue in North America, with its long-lived assets also concentrated in this region, and manages its business activities on a consolidated basis. Decisions concerning the allocation of the Company’s resources are made by the Company’s Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer (“CEO”). The CODM views the Company’s operations as a single operating segment which is the business of discovering and developing RNA-based medicines, using the Targeted Augmentation of Nuclear Gene Output (“TANGO”) approach and developing antisense oligonucleotides (“ASOs”) to selectively restore protein levels.

The CODM assesses performance for the Stoke operations segment and decides how to allocate resources based on net income or loss that is also reported on the income statement as consolidated net income or loss and the measure of segment assets as reported on the balance sheet as total consolidated assets. Net income or loss is used to monitor budget vs actual results as well as assess the general performance of the segment in a given period.

The following table reconciles segment direct profit or loss to the Company’s consolidated results:

	Year Ended December 31,
	2024	2023
Revenue	$36,555	$8,780

Zorevunersen(1)	31,991	27,985
ADOA(1)	6,254	8,140
SYNGAP1(1)	1,319	554
MECP2(1)	1,066	991
Other external program costs	8,772	9,854
Payroll and other personnel costs - R&D (2)	37,449	32,265
Payroll and other personnel costs - G&A (2)	32,318	27,479
Other non-program costs - R&D (3)	5,325	3,744
Other non-program costs - G&A (3)	13,433	12,541
Subtotal	(137,927)	(123,553)
Other segment items
Interest expense	(26)	(49)
Interest income	12,664	9,957
Other (expense) income	(247)	166
Total other segment items	12,391	10,074
Segment net loss	$(88,981)	$(104,699)

(1) Includes external research and development and general and administrative expenses associated with programs.

(2) Includes salaries, benefits and other personnel related expenses, including stock based compensation expense, of relevant personnel.

(3) Includes costs incurred for conducting non-program activities related to Company activities.

14. Subsequent events

In January 2025, the Company entered into an agreement to lease 7,581 square feet of space for an initial term of three years and three months. The lease includes two renewal options for an additional three years each. Lease terms commence at $0.7 million per annum, with 2.0% annual base rent increases plus operating expenses, real estate taxes, and utilities. The lease commencement date is expected to be July 1, 2025.

On February 14, 2025, the Company entered into a License and Collaboration Agreement (the “Agreement”) with Biogen for the development and commercialization of zorevunersen and other potential products directed to SCN1A gene (Dravet syndrome). Pursuant to the Agreement, the Company granted to Biogen an exclusive, royalty-bearing, sublicensable and transferable license for zorevunersen and related backup ASOs directed to SCN1A controlled by the Company, in all territories worldwide other than the United States, Canada, and Mexico (the “Biogen Territory”). In addition, Biogen has the option to exercise an exclusive, royalty-bearing, sublicensable and transferable license for certain future follow-on ASOs directed to SCN1A controlled by the Company (the “Option”).

Pursuant to the Agreement, Biogen paid the Company an upfront payment in the amount of $165,000,000, and the Company will share external development costs, with the Company paying 70 percent. The Company is eligible to receive up to $385,000,000 in potential total milestone payments based upon the achievement of certain development, first commercial sales and sales milestone events for zorevunersen, assuming each milestone was achieved at least once. The Company is also eligible to receive tiered royalties at percentages ranging from low double digits to high teens on future net sales by Biogen of zorevunersen in the Biogen Territory. Royalties payable under the Agreement are subject to standard royalty reductions.

The Agreement also provides that the Company and Biogen will establish a joint steering committee (the “JSC”) responsible for overseeing the development and commercialization of zorevunersen, in accordance with a global joint development plan agreed to by the parties. The JSC will be composed of an equal number of representatives from each of the Company and Biogen and each of the Company and Biogen will designate one of its respective representatives as a co-chair of the JSC.

The Agreement will remain in effect, unless earlier terminated, until the expiration, on a country-by-country and licensed product-by-licensed product basis in the Biogen Territory, of the applicable royalty term, at which point the license for such licensed product shall become fully paid-up, royalty-free, perpetual and irrevocable in such country.

The Agreement also contains customary provisions for termination by Biogen for convenience and by either party for cause, including for material breach (subject to cure). the Company has standard reversion rights in connection with certain early termination events.

On March 16, 2025, Dr. Edward Kaye, M.D., our Chief Executive Officer (“CEO”) and a director, informed the Board of his intention to step down as CEO of the Company, effective as of March 19, 2025 (the “Transition Date”). Dr. Kaye will continue to serve as an advisor and a non-executive member of the Board following the Transition Date. In connection with the transition, Dr. Kaye entered into a Transition and Separation Agreement (the “Transition Agreement”). Subject to Dr. Kaye’s execution of a general release of claims and the terms of the Transition Agreement, Dr. Kaye will be entitled to receive payment of his current salary of $680,214 for 12 months and the amount of COBRA premiums he would be required to pay to maintain group healthcare coverage as in effect on the Transition Date for 12 months. His existing equity awards will continue to vest as long as he is providing services as a member of the Board or an advisor to the Company.

Effective as of the Transition Date, the Board appointed Ian F. Smith, 59, a director on the Board, to succeed Dr. Kaye as Interim Chief Executive Officer (“Interim CEO”). Mr. Smith will also remain a member of the Board.

On March 16, 2025, in connection with Mr. Smith’s appointment as Interim CEO, the Board approved an Interim Chief Executive Officer Agreement, which includes a one-time stock option grant of 238,420 shares that will vest in equal monthly installments over 12 months from the grant date, and have an exercise price which is equal to the closing price of the Company’s common stock on the grant date of the options.

Also in connection with Dr. Kaye’s transition, effective as of the Transition Date, the Board appointed Arthur Tzianabos, 61, currently Chair of the Board, as Interim Executive Chair of the Board. In connection with Dr. Tzianabos’ appointment as Interim Executive Chair, on March 16, 2025, the Board approved an Interim Executive Chair Agreement, which includes a one-time stock option grant of 122,651 shares that will vest in equal monthly installments over 12 months from the grant date, and have an exercise price which is equal to the closing price of the Company’s common stock on the grant date of the options.