Form 10-Q
period 2025-03-31
Stoke Therapeutics, Inc.
filed 2025-05-13
CIK 1623526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025 the registrant had 54,596,924 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding the receipt of upfront payments, potential milestone or royalty payments or the exercise of options under our collaboration with Biogen International GmbH ("Biogen"), the ability of zorevunersen (STK-001) to treat the underlying causes of Dravet syndrome and reduce seizures or show improvements in behavior or cognition at the indicated dosing levels or at all, the timing and expected progress of clinical trials, our future results of operations and financial position, business strategy, prospective products, planned preclinical studies and clinical or field trials, regulatory approvals, research and development costs, and timing and likelihood of success, as well as plans and objectives of management for future operations, may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.

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
•
our limited operating history;
•
the direct and indirect impact of inflation, interest rates, foreign currency exchange rates, tariffs, instability in the global banking system, geopolitical conflict and macroeconomic conditions, including as a result of a potential temporary federal government shutdown, on our business, financial condition and operations, including on our expenses, supply chain, strategic partners, research and development costs, clinical trials and employees;
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
•
the success of our collaboration with Biogen;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated balance sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$274,817	$127,983
Marketable securities - current	82,507	88,916
Prepaid expenses	12,694	11,117
Restricted cash - current	75	75
Interest receivable	606	700
Other current assets	5,037	3,965
Total current assets	$375,736	$232,756
Marketable securities - long-term	22,989	29,824
Restricted cash - long-term	721	721
Operating lease right-of-use assets	3,831	4,345
Property and equipment, net	3,611	3,909
Total assets	$406,888	$271,555
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,186	$2,498
Accrued and other current liabilities	24,335	18,567
Deferred revenue - current portion	18,164	18,991
Total current liabilities	$44,685	$40,056
Deferred revenue - net of current portion	10,255	—
Other long term liabilities	1,874	2,478
Total long term liabilities	12,129	2,478
Total liabilities	$56,814	$42,534
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized, 54,595,714 and 54,032,826 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	5	5
Additional paid-in capital	728,124	719,997
Accumulated other comprehensive loss	(104)	(151)
Accumulated deficit	(377,951)	(490,830)
Total stockholders’ equity	$350,074	$229,021
Total liabilities and stockholders’ equity	$406,888	$271,555

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated statements of operations and comprehensive income (loss)

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$158,569	$4,216
Operating expenses:
Research and development	32,676	22,368
General and administrative	14,653	10,220
Total operating expenses	47,329	32,588
Income (loss) from operations	111,240	(28,372)
Other income (expense):
Interest income (expense), net	2,889	2,426
Other income (expense), net	28	(428)
Total other income (expense)	2,917	1,998
Income (loss) before income taxes	$114,157	$(26,374)
Provision for income taxes	1,278	—
Net income (loss)	$112,879	$(26,374)
Net income (loss) per share:
Basic	$1.95	$(0.57)
Diluted	1.90	(0.57)
Weighted-average common shares outstanding:
Basic	57,862,674	46,246,889
Diluted	59,398,600	46,246,889
Comprehensive income (loss):
Net income (loss)	$112,879	$(26,374)
Other comprehensive gain:
Unrealized gain on marketable securities	47	24
Total other comprehensive gain	$47	$24
Comprehensive income (loss)	$112,926	$(26,350)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated statements of stockholders’ equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2023	45,918,233	$5	$561,433	$(24)	$(401,849)	$159,565
Unrealized gain on marketable securities	—	—	—	24	—	24
Stock-based compensation	—	—	5,410	—	—	5,410
Issuance of common stock upon exercise of stock options	79,682	—	250	—	—	250
Issuance of common stock related to employee stock purchase plan	37,542	—	168	—	—	168
Issuance of vested restricted stock units and performance stock units	190,350	—	—	—	—	—
Shares sold as part of controlled equity offering sales agreement, net of commissions	272,270	—	1,299	—	—	1,299
Net loss	—	—	—	—	(26,374)	(26,374)
Balance as of March 31, 2024	46,498,077	$5	$568,560	$—	$(428,223)	$140,342

Balance as of December 31, 2024	54,032,826	$5	$719,997	$(151)	$(490,830)	$229,021
Unrealized gain on marketable securities	—	—	—	47	—	47
Stock-based compensation	—	—	6,753	—	—	6,753
Issuance of common stock upon exercise of stock options	214,996	—	1,004	—	—	1,004
Issuance of common stock related to employee stock purchase plan	39,467	—	370	—	—	370
Issuance of vested restricted stock units and performance stock units	308,425	—	—	—	—	—
Net income	—	—	—	—	112,879	112,879
Balance as of March 31, 2025	54,595,714	5	728,124	(104)	(377,951)	350,074

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated statements of cash flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$112,879	$(26,374)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	477	563
Amortization and accretion of marketable securities	(494)	(24)
Stock-based compensation	6,753	5,410
Reduction in the carrying amount of right of use assets	599	550
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2,555)	(349)
Accounts payable, accrued liabilities and lease liabilities	4,741	(1,919)
Deferred revenue	9,427	(2,423)
Net cash provided by (used in) operating activities	131,827	(24,566)
Cash flows from investing activities:
Purchases of marketable securities	(19,016)	—
Purchases of property and equipment	(152)	(12)
Sales of marketable securities	32,800	10,000
Net cash provided by investing activities	13,632	9,988
Cash flows from financing activities:
Proceeds from Employee Stock Purchase Plan	370	168
Proceeds from issuance of common stock upon exercise of stock options	1,004	250
Proceeds from issuance of common stock in controlled equity offering sales agreements	—	1,299
Net cash provided by financing activities	1,374	1,717
Net increase (decrease) in cash, cash equivalents and restricted cash	146,833	(12,861)
Cash, cash equivalents and restricted cash—beginning of period	128,780	192,011
Cash, cash equivalents and restricted cash—end of period	$275,613	$179,150

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Property and equipment included in accrued expense and accounts payable	$27	$6
Deferred offering costs not yet paid	$—	$402

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

Shelf Registration

In May 2022, the Company filed a universal Shelf Registration statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”). The Registration Statement was declared effective by the SEC on May 31, 2022, and contained two prospectuses: a base prospectus, which covered the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $400.0 million of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of its common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (“Sales Agreement”). The specific terms of any securities to be offered pursuant to the base prospectus were specified in a prospectus supplement to the base prospectus. The $150.0 million of common stock that could have been offered, issued and sold under the Sales Agreement prospectus was included in the $400.0 million of securities that could have been offered, issued and sold by the Company under the base prospectus. As of March 31, 2025, the Company had issued approximately 7.0 million shares of common stock pursuant to the Sales Agreement for net proceeds of $61.0 million.

In April 2024, the Company completed an underwritten public offering of its common stock and issued and sold 5,555,557 shares of common stock at a public offering price of $13.50 per share and issued pre-funded warrants to purchase 3,703,730 shares of common stock at a public offering price of $13.499 per share subject to an exercise price equal to $0.0001. The common stock and pre-funded warrants sold resulted in net proceeds of approximately $119.9 million after deducting underwriting discounts, commissions and offering costs.

In October 2024, the Company filed an automatic universal Shelf Registration statement on Form S-3 (the “2024 Registration Statement”) with the SEC. The 2024 Registration Statement contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of its common stock that may be issued and sold under the Sales Agreement. The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. Following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 in March 2025, the 2024 Registration Statement is no longer effective. In addition, as of March 31, 2025, the Company had not issued or sold any shares pursuant to the 2024 Registration Statement.

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

Unaudited interim financial information

The accompanying interim unaudited consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and related notes as of and for the year ended December 31, 2024, which was filed with the SEC on March 18, 2025. The Company’s financial information as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet information as of December 31, 2024 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

At March 31, 2025, restricted cash consisted of money market accounts collateralizing letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities.

Cash and cash equivalents, and restricted cash in the consolidated statements of cash flows consists of the following (in thousands):

	As of March 31,
	2025	2024
Cash and cash equivalents	$274,817	$178,581
Restricted cash - current	75	—
Restricted cash - long-term	721	569
Total cash, cash equivalents and restricted cash	$275,613	$179,150

Smaller reporting company status

The Company is a “smaller reporting company,” meaning that the market value of its stock held by non-affiliates was less than $700.0 million and its annual revenue is less than $100.0 million as of the last business day of its most recently completed fiscal year. The Company will continue to be a smaller reporting company for so long as either (i) the market value of its stock held by non-affiliates is less than $250.0 million or (ii) its annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of its stock held by non-affiliates is less than $700.0 million. In addition, as a smaller reporting company the Company may choose to present only the two most recent fiscal years of audited financial statements in its Annual Report on Form 10-K and smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Revenue Recognition under ASC 606

For revenue arrangements accounted for under ASC 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the contract; (ii) determination of whether the promised goods or services are performance obligations; (iii) measurement of the transaction price, including evaluating the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company applies the five-step model to all contracts, including transactions with collaborators or partners, if they are a transaction with a customer.

Performance obligations are promises to transfer distinct goods or services to the customer. Promised goods or services are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised good or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on their own, or whether the required expertise is readily available.

The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include both fixed consideration and variable consideration. At the inception of an arrangement that includes variable consideration and at each reporting period, the Company evaluates the amount of potential payment and the likelihood that the payments will be received. The Company utilizes either the most likely amount method or expected amount method to estimate the amount to be received based on which method better predicts the amount expected to be received. If it is probable that a significant reversal of cumulative revenue would not occur, the variable consideration is included in the transaction price. The Company will assess its revenue generating arrangements in order to determine whether a significant financing component exists and conclude that a significant financing component does not exist in any of its arrangements if: (a) the promised consideration approximates the cash selling price of the promised goods and services or any significant difference is due to factors other than financing; and (b) timing of payment approximates the transfer of goods and services and performance is over a relatively short period of time within the context of the entire term of the contract.

Contracts may include pre-commercial milestone payments. At contract inception and at each reporting period, the Company assesses whether achievement of the milestone was most likely and whether it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the customer’s control are constrained and not included in the transaction price. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

For arrangements that may include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of the Company’s collaboration arrangements.

The Company allocates the transaction price based on the estimated standalone selling price of the underlying performance obligations or in the case of certain variable consideration to one or more performance obligations. The Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company utilizes a range of key assumptions to determine the stand-alone selling price, which may include prices observed in comparable market transactions, pricing considered in negotiating the transaction, the estimated costs, plus a reasonable margin, forecasted revenue, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of success in achieving various pre-commercial and commercial milestones, to complete the respective performance obligation. Certain variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated to each performance obligation are consistent with the amounts the Company would expect to receive for each performance obligation.

For performance obligations consisting of licenses, research and development activities, and other promises, the Company utilizes judgment to assess the nature of the performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company will recognize revenue when the license is transferred to the customer and the customer is able to use and benefit from the license. Upfront payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the right to consideration is unconditional, including unbilled amounts.

Payment terms and conditions vary by contract type, although terms typically require payment within 30 to 60 days. In instances where the timing of revenue recognition differs from that of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, not to facilitate financing arrangements.

3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair value measurements as of March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$270,159	$—	$—	$270,159
Total	$270,159	$—	$—	$270,159

Marketable Securities:
Corporate bonds	$—	$24,446	$—	$24,446
Commercial paper	—	14,775	—	14,775
US Government debt securities	—	66,275	—	66,275
Total	$—	$105,496	$—	$105,496

	Fair value measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$122,446	$—	$—	$122,446
Total	$122,446	$—	$—	$122,446

Marketable Securities:
Corporate bonds	$—	$18,668	$—	$18,668
Commercial paper	—	6,944	—	6,944
US Government debt securities	—	93,128	—	93,128
Total	$—	$118,740	$—	$118,740

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy. The carrying value of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the consolidated balance sheets as of March 31, 2025 and December 31, 2024.

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

4. Marketable securities

The following table summarizes the Company’s marketable securities as of March 31, 2025 (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$24,493	$5	$(52)	$24,446
Commercial paper	14,776	2	(3)	14,775
US Government debt securities	66,330	16	(71)	66,275
Total	$105,599	$23	$(126)	$105,496

The following table summarizes the Company’s marketable securities as of December 31, 2024 (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$18,786	$—	$(118)	$18,668
Commercial paper	6,947	—	(3)	6,944
US Government debt securities	93,158	94	(124)	93,128
Total	$118,891	$94	$(245)	$118,740

As of March 31, 2025, the weighted average maturity of the Company’s marketable securities is 0.63 years.

The Company did not record an allowance for credit losses as of March 31, 2025 related to its marketable securities. Further, given the lack of significant change in the credit risk of these investments, the Company did not recognize any other-than-temporary impairment losses.

5. Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued employee compensation costs	$2,938	$7,686
Accrued professional costs	1,424	1,108
Accrued research and development costs	15,548	6,698
Current portion of operating lease liabilities	2,351	2,322
Other current liabilities	2,074	753
	$24,335	$18,567

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

In June 2021, the Company amended the agreement to extend the initial term of the 2,485 square foot lease for a period of three years commencing May 1, 2022 and ending April 30, 2025. In addition, the amendment provided for the lease of an additional 2,357 square feet of rentable space beginning on July 6, 2021 and ending on April 30, 2025. In March 2025, the Company further amended this lease to extend the term from April 30, 2025 to June 30, 2025. The amended lease provides the Company with the option to extend the term of the lease for an additional two years. In 2021, the Company recognized a right-of-use asset and operating lease liabilities of $0.7 million for the extension of the lease to April 30, 2025 and a right-of-use asset and operating lease liabilities of $0.8 million for the additional 2,357 square feet of rentable space.

In January 2025, the Company entered into an agreement to lease 7,581 square feet of space for an initial term of three years and three months. The lease includes two renewal options for an additional three years each. Lease terms commence at $0.7 million per annum, with 2.0% annual base rent increases plus operating expenses, real estate taxes, and utilities. The lease commencement date is expected to be July 1, 2025. As the Company did not have access to the space, a right-of-use asset was not recognized as of March 31, 2025.

Future minimum lease payments under non-cancellable leases as of March 31, 2025 were as follows (in thousands):

2025	$2,167
2026	3,250
2027	699
2028	532
Total lease payments	6,648
Less imputed interest	(698)
Present value of lease liabilities	$5,950

Lease balances as of March 31, 2025 were as follows (in thousands):

Operating right-of-use assets	$3,831
Current Portion of operating lease liabilities	$2,351
Non-current portion of operating lease liabilities	1,861
Total operating lease liabilities	$4,212

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases as of March 31, 2025 were as follows:

Weighted average remaining lease term in years	2.3
Weighted average discount rate	10.25%

Lease expense incurred under operating leases was $0.7 million for the three months ended March 31, 2025 and was $0.7 million for the three months ended March 31, 2024.

License and research agreements

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton (the “Southampton Agreement”), whereby the Company acquired rights to foundational technologies related to the Company’s TANGO technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. As of March 31, 2025, the Company had paid $0.7 million under the Southampton Agreement as a result of entering into the Acadia Pharmaceuticals Inc. license and collaboration agreement in January 2022 and had recorded a liability of $8.2 million, for a sublicense fee expense, due to the Biogen license and collaboration agreement (see Note 7). Additionally, certain licenses under the Southampton Agreement require the Company to reimburse the University of Southampton for certain past and ongoing patent related expenses. For the three months ended March 31, 2025 these expenses were $0.05 million compared to $0.03 million for the three months ended March 31, 2024.

7. License and collaboration agreements

Acadia Pharmaceuticals Inc.

In January 2022, the Company entered into a License and Collaboration Agreement (the “Acadia Agreement”) with Acadia Pharmaceuticals Inc. (“Acadia”) for the discovery, development and commercialization of novel RNA-based medicines for the treatment of severe and rare genetic neurodevelopmental diseases of the central nervous system. The Acadia Agreement focuses on the targets SYNGAP1, MECP2 (Rett syndrome), and an undisclosed neurodevelopmental target of mutual interest. In connection with each target, the Company will collaborate with Acadia to identify potential treatments for further development and commercialization as licensed products. With respect to SYNGAP1, the Company has agreed with Acadia to co-develop and co-commercialize licensed products for such target globally, and in connection therewith the Company granted to Acadia worldwide, co-exclusive (with the Company) licenses for such licensed products. With respect to MECP2 and the neurodevelopmental target, the Company granted to Acadia worldwide, exclusive licenses to develop and commercialize licensed products for such targets.

Pursuant to the terms of the Acadia Agreement, the Company received an upfront payment of $60.0 million from Acadia. Acadia agreed to fund the research to identify potential licensed products for MECP2 and the neurodevelopmental target, and the Company will equally fund with Acadia the research to identify potential licensed products for SYNGAP1. The Company is eligible to receive up to $907.5 million in potential total milestone payments based upon the achievement of certain development, regulatory, first commercial sales and sales milestone events across the programs for the three targets, assuming each milestone were achieved at least once. With respect to licensed products for MECP2 and the neurodevelopmental target, the Company is also eligible to receive tiered royalties at percentages ranging from the mid-single digits to the mid-teens on future net sales by Acadia of licensed products worldwide. Royalties payable under the Acadia Agreement are subject to standard royalty reductions. For SYNGAP1 licensed products that the Company is co-developing and co-commercializing, the Company will be responsible for 50% of the development and commercialization costs and will receive 50% of the profits from global commercialization. The Company is provided with a co-development and co-commercialization opt out option relating to the SYNGAP1 target indication at the Company’s discretion. Such opt-out would reduce development and commercialization milestones but would provide the Company with royalties on an escalating basis attributable to net sales milestones.

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

As of March 31, 2025, the Company had $14.4 million in upfront consideration associated with the Acadia Agreement relating to performance obligations that are unsatisfied or partially unsatisfied.

Biogen International GmbH License and Collaboration Agreement

On February 14, 2025 (the “Effective Date”), the Company entered into a License and Collaboration Agreement (the “Biogen Agreement”) with Biogen International GmbH (“Biogen”) for the joint development and commercialization of zorevunersen and other compounds targeting the SCN1A gene (the “Licensed Product”). Under the terms of the Biogen Agreement, the Company granted Biogen an exclusive, royalty-bearing license to develop, manufacture, and export licensed products in all territories outside the U.S., Canada, and Mexico (the “Biogen Territory”). In addition, Biogen has the option to exercise an exclusive, royalty-bearing, sublicensable and transferable license for certain future follow-on ASOs directed to SCN1A controlled by the Company.

Under the Biogen Agreement, the parties are jointly developing zorevunersen, with the Company leading global development. The Company and Biogen share global development costs based on an agreed budget. The Company is responsible for 70.0% of these development costs and Biogen is responsible for the remaining 30.0% of these development costs.

In connection with the closing of this transaction in February 2025, the Company received an upfront payment of $165.0 million and is eligible to receive development and commercial milestone payments that could total up to approximately $50.0 million and $335.0 million, respectively, if all the specified milestones set forth in this collaboration are achieved. In addition, the Company is eligible to receive tiered, double-digit royalties ranging from the low double-digit to high teen percentages of future net sales on the licensed products. Royalties payable under the Agreement are subject to standard royalty reductions.

Biogen agreement accounting

At the commencement of the Agreement, the Company evaluated the Biogen Agreement and determined that it was reflective of a vendor-customer relationship and comprised of the following performance obligations within the scope of ASC 606.

As of the Effective Date, the Company identified the following performance obligations in the Biogen Agreement that were evaluated under the scope of ASC 606: (i) an exclusive royalty-bearing sublicensable, transferable license under the licensed intellectual property to exploit Licensed Products in the Biogen Territory, and non-exclusive, royalty-free, sublicensable, transferable license under the licensed intellectual property to develop, manufacture and export any Licensed Products in the Biogen Territory (collectively “IP License” and considered as one performance obligation), and (ii) development services, that are expected to generate data necessary for regulatory approval in the Biogen Territory for the licensed products (“Global Development Activities”).

The IP License is considered functional intellectual property and distinct from the Global Development Activities, as Biogen can benefit from the license on its own or together with other readily available resources. Global Development Activities are considered distinct as they are not expected to significantly modify or customize the initial intellectual property as the Licensed Product is in Phase 3 of clinical development at contract inception.

The Company determined that the initial transaction price under ASC 606 was $243.4 million and is comprised of the non-refundable upfront payment of $165 million and $78.4 million of estimated variable consideration attributed to cost reimbursement in reimbursement for Global Development Activities. The Company utilized the expected value method to estimate the variable consideration for the future reimbursement of the Global Development Activities, and any subsequent adjustments arising from changes in estimates will be recorded on a cumulative catch-up basis in the period of such adjustment.

The Company determined that royalties and sales milestones relate solely to the licenses of intellectual property and are therefore excluded from the transaction price under the sales- or usage-based royalty exception of ASC 606. In addition, the Company estimated the probability, likelihood, and magnitude of a reversal of revenue for the commercial milestone payments and determined that any variable consideration related to commercial milestones was deemed to be fully constrained at inception and therefore excluded from the initial transaction price due to high degree of uncertainty and risks associated with these potential payments as the Company can not assert that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur.

The Company developed the estimated standalone selling price, at inception, for each of the performance obligations with the objective of determining the price at which we would sell each item if it were to be sold regularly on a standalone basis. The Company developed the estimated standalone selling price for the IP License primarily based on the probability-weighted present value of expected future cash flows associated with the underlying license or activity. In developing such estimates, the Company applied judgment in determining the forecasted revenues, taking into consideration the applicable market conditions and relevant entity-specific factors, the probability of success and the discount rate. The estimated standalone selling price for the Global Development Activities is primarily based on the costs necessary to perform the service plus a reasonable margin. In management’s judgment the above inputs provide a faithful estimate and reflects a consideration that would be received to transfer the promised goods or services in an orderly transaction between unrelated market participants. As such, the estimated standalone selling price reflects the best estimate of the fair value that market participants would pay for each performance obligation on a standalone basis.

The Company allocated the transaction price to the performance obligations on a relative stand-alone selling price basis consistent with the allocation objective of ASC 606.

The IP License performance obligation was satisfied at a point in time upon transfer of the IP License to Biogen. Control of the IP License was transferred on the Effective Date as Biogen could begin to use and benefit from the IP License immediately. For the Global Development Activities performance obligation, the Company measures proportional performance over time using an input method based on costs incurred relative to the total estimated costs of the obligation by determining the proportion of costs incurred as a percentage of total costs the Company expects to expend. This ratio is applied to the transaction price allocated to this performance obligation to arrive at the cumulative revenue that should be recognized at each reporting date. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

The following table provides a summary of the transaction price allocated to each performance obligation, in addition to revenue activity during the period:

	As of March 31, 2025
	Transaction Price Allocated	Revenue Recognized
Performance obligations
IP License	$150,779	$150,779
Global Development Activity	92,644	1,642
	$243,423	$152,421

As of March 31, 2025 the Company had $14.0 million in upfront consideration associated with the Biogen Agreement relating to performance obligations that are unsatisfied or partially unsatisfied.

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

As of March 31, 2025, there were no shares available for future issuance under the 2014 Plan, 1,875,367 shares were available under the 2019 Plan and 31,800 shares were available under the 2023 Plan.

During the three months ended March 31, 2025, the Company granted options to purchase 1,959,171 shares of common stock to certain of its employees. The options vest over a period of up to four years and are exercisable at a per share price equal to the fair value of the common stock on the grant date. During the three months ended March 31, 2025, the Company granted 1,007,842 RSUs and did not grant any performance stock units ("PSUs") to its employees. The RSUs vest over a period of up to four years.

Stock-based compensation

As of March 31, 2025, there was $38.6 million of unrecognized compensation cost related to unvested stock options granted under the 2019 and 2023 Plans. Compensation expense is expected to be recognized over a weighted average period of 2.8 years as of March 31, 2025. As of March 31, 2025, there was $23.7 million of unrecognized stock-based compensation related to RSUs and $1.5 million of unrecognized stock-based compensation related to PSUs. The compensation expense for RSUs and PSUs is expected to be recognized over a weighted average period of 2.9 years.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$2,799	$2,091
General and administrative	3,954	3,319
Total	$6,753	$5,410

2019 Employee stock purchase plan

In June 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 18, 2019. The Company initially reserved 315,000 shares of common stock for sale under the ESPP. At March 31, 2025, the Company had 2,131,930 shares available for issuance under the ESPP. The average grant date fair value per share under the ESPP was $11.27 for 2025. The total ESPP stock-based compensation expense for the three months ended March 31, 2025 was $0.2 million, and for the three months ended March 31, 2024 was $0.1 million. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first ten calendar years following the first offering date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or a lower amount determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP will not exceed 3,150,000 shares of the Company’s common stock.

9. Net income (loss) per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss)	$112,879	$(26,374)
Denominator:
Weighted-average number of common shares, basic	57,862,674	46,246,889
Weighted-average number of common shares, diluted	59,398,600	46,246,889
Net loss per share, basic	$1.95	$(0.57)
Net loss per share, diluted	$1.90	$(0.57)

As the Company had net income during the three months ended March 31, 2025, the Company’s potential dilutive securities, which include stock options, restricted stock units and performance stock units, were included in the calculation of diluted net income per share attributable to common stockholders. For the three months ended March 31, 2024, the Company’s potential dilutive securities, which include stock options, restricted stock units and performance stock units have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the three months ended March 31, 2024.

The Company excluded the following potential common stock, presented based on amounts outstanding at March 31, 2025 and 2024 from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	March 31,
	2025	2024
Outstanding options to purchase common stock	7,214,876	7,439,396
Restricted stock units	589,219	2,410,752
Performance stock units	73,000	—
Total	7,877,095	9,850,148

10. Income taxes

For the three months ended March 31, 2025, the Company recorded federal and state tax expense of $1.1 million and $0.1 million, respectively due to recognizing income from the Biogen collaboration, offset by net operating loss carryforwards (NOLs) that were able to be utilized to the extent allowable by tax law. The Company did not record an income tax expense in its consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024. The Company has provided a valuation allowance for the full amount of its net deferred tax assets as of March 31, 2025 and December 31, 2024, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

11. Segment Information

The Company comprises of one reportable segment, Stoke. As of March 31, 2025, this segment has not generated any product revenue since inception, as it does not yet have approved products for sale.

The Company primarily generates revenue in North America, with its long-lived assets also concentrated in this region, and manages its business activities on a consolidated basis. Decisions concerning the allocation of the Company’s resources are made by the Company’s Chief Operating Decision Maker (“CODM”), which is the Company’s Interim Chief Executive Officer. The CODM views the Company’s operations as a single operating segment which is the business of discovering and developing RNA-based medicines, using the Targeted Augmentation of Nuclear Gene Output (“TANGO”) approach and developing antisense oligonucleotides (“ASOs”) to selectively restore protein levels.

The CODM assesses performance for the Company's operations segment and decides how to allocate resources based on net income or loss that is also reported on the income statement as consolidated net income or loss and the measure of segment assets as reported on the balance sheet as total consolidated assets. Net income or loss is used to monitor budget vs actual results as well as assess the general performance of the segment in a given period.

The following table reconciles segment direct profit or loss to the Company’s consolidated results (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$158,569	$4,216

Zorevunersen(1)	17,674	8,780
ADOA(1)	1,201	1,722
SYNGAP1(1)	342	284
MECP2(1)	147	242
Other external program costs	1,829	2,043
Payroll and other personnel costs - R&D (2)	11,012	8,163
Payroll and other personnel costs - G&A (2)	8,929	6,850
Other non-program costs - R&D (3)	1,407	1,460
Other non-program costs - G&A (3)	4,788	3,044
Subtotal	(47,329)	(32,588)
Other segment items
Interest expense	(1)	(22)
Interest income	2,890	2,448
Other income (expense)	28	(428)
Provision for income taxes	(1,278)	—
Total other segment items	1,639	1,998
Segment net income (loss)	$112,879	$(26,374)

(1) Includes external research and development and general and administrative expenses associated with programs.

(2) Includes salaries, benefits and other personnel related expenses, including stock based compensation expense, of relevant personnel.

(3) Includes costs incurred for conducting non-program activities related to Company activities.

12. Subsequent events

In May 2025, the Company received notice from Acadia that it had elected to discontinue two of the three research programs under the Acadia Agreement. Under the Acadia Agreement, the licenses granted to Acadia for the discontinued programs, which are the MECP2 program for Rett syndrome and the program for an undisclosed neurodevelopmental target, will terminate and the parties will wind down Acadia’s funding for the two programs.

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

Our first investigational new medicine in development, zorevunersen (STK-001), is a potential disease modifying medicine that is in late-stage clinical testing for the treatment of Dravet syndrome. Dravet syndrome is characterized by frequent, prolonged and refractory seizures beginning within the first year of life. The disease is classified as a developmental and epileptic encephalopathy (DEE) due to the developmental delays and cognitive impairment associated with it. Dravet syndrome is one of many diseases caused by a haploinsufficiency, in which a loss of approximately 50% of normal protein levels leads to disease.

Following regulatory alignment with the U.S. Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”), and Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”), a Phase 3 study, EMPEROR, is expected to begin in the second quarter of 2025 to further evaluate efficacy and safety of zorevunersen in children and adolescents ages 2 to up to 18 with Dravet syndrome. We have completed Phase 1/2a clinical trials for zorevunersen in patients with Dravet syndrome. The positive results from the Phase 1/2a and open-label extension (“OLE”) studies showed substantial and durable reductions in convulsive seizure frequency when administered on top of standard of care anti-seizure medicines. In the Ph1/2a studies, 85% of patients were taking at least three and 54% were taking at least four medicines to control seizures. Half the patients in the studies were taking concomitant fenfluramine. Additionally, ongoing treatment has led to continuous improvements in cognition and behavior through two years. Additional improvements were indicated within the first nine months of treatment among patients in the Phase 1/2a ADMIRAL study. These improvements were observed across multiple domains of theVineland-3 (Vineland Adaptive Behavior Scale, Third Edition), a standardized assessment of behavioral outcomes. Zorevunersen has been generally well tolerated across the studies.

We are also pursuing treatment for a second haploinsufficient disease, autosomal dominant optic atrophy (“ADOA”), the most common inherited optic nerve disorder. STK-002 is our lead clinical candidate for the treatment of ADOA. STK-002 is designed to upregulate OPA1 protein expression by leveraging the non-mutant (wild-type) copy of the OPA1 gene to restore OPA1 protein expression with the aim to stop or slow vision loss in patients with ADOA. There are currently no approved treatments for ADOA. We have received authorization in the UK to proceed with a Phase 1 open-label study (OSPREY) of children and adults ages 6 to 55 who have an established diagnosis of ADOA and have evidence of a genetic mutation in the OPA1 gene. Since then, we have identified additional important pre-clinical activities as we seek to optimize our clinical plans for STK-002 and better understand the potential for targeting OPA1 beyond ADOA. We anticipate that these data, along with research on the commercial landscape, will provide a more complete picture of the opportunity for a potential disease-modifying medicine for ADOA.

In May 2022, we filed a universal Shelf Registration statement on Form S-3 (the “2022 Registration Statement”) with the SEC. The 2022 Registration Statement was declared effective by the SEC on May 31, 2022, and contained two prospectuses: a base prospectus, which covered the offering, issuance and sale by us of up to a maximum aggregate offering price of $400.0 million of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (the “Sales Agreement”).

On April 2, 2024, we completed an underwritten public offering, pursuant to the 2022 Registration Statement, of 5,555,557 shares of common stock at a public offering price of $13.50 per share and issued pre-funded warrants to purchase 3,703,730 shares of common stock at a public offering price of $13.499 per share subject to an exercise price equal to $0.0001. The common stock and pre-funded warrants sold resulted in net proceeds of approximately $119.9 million after deducting underwriting discounts, commissions and offering costs. No pre-funded warrants have been exercised as of March 31, 2025.

In October 2024, we filed an automatic universal Shelf Registration statement on Form S-3 (the “2024 Registration Statement”) with the SEC. The 2024 Registration Statement contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by us of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of common stock that may be issued and sold under the Sales Agreement. The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. Following the filing of our Annual Report on Form 10-K for the year ended December 31, 2024 in March 2025, the 2024 Registrations Statement is no longer effective.

As of March 31, 2025, we had issued approximately 7.0 million shares of common stock pursuant to the Sales Agreement for net proceeds of $61.0 million pursuant to the 2022 Registration Statement. As of March 31, 2025, we had not issued or sold any shares pursuant to the 2024 Registration Statement. We may terminate this at-the-market program at any time, pursuant to its terms.

As of March 31, 2025 and December 31, 2024 we had $380.3 million and $246.7 million, respectively, in cash, cash equivalents and marketable securities.

Since inception, we have primarily had operating losses, the majority of which are attributable to research and development activities. We had a net income of $112.9 million for the three months ended March 31, 2025 and our net loss was $26.4 million for the three months ended March 31, 2024. As of March 31, 2025, we had an accumulated deficit of $378.0 million.

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

Based upon our current operating plan, we believe that our cash, cash equivalents, and marketable securities of approximately $380.3 million as of March 31, 2025, will fund operations to mid-2028. To date, we have not had any products approved for sale and have not generated any product sales. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

Biogen International GmbH License and Collaboration Agreement

On February 14, 2025, we entered into a License and Collaboration Agreement (the “Biogen Agreement”) with Biogen International GmbH (“Biogen”) for the joint development and commercialization of zorevunersen and other compounds targeting the SCN1A gene (the “Licensed Product”). Under the terms of the Biogen Agreement, we granted Biogen an exclusive, royalty-bearing license to develop, manufacture, and export licensed products in all territories outside the U.S., Canada, and Mexico (the “Biogen Territory”). In addition, Biogen has the option to exercise an exclusive, royalty-bearing, sublicensable and transferable license for certain future follow-on ASOs directed to SCN1A controlled by us.

Under the Biogen Agreement, the parties are jointly developing zorevunersen, and we are leading global development. Together with Biogen, we share global development costs based on an agreed budget. We are responsible for 70.0% of these development costs and Biogen is responsible for the remaining 30.0% of these development costs.

In connection with the closing of this transaction in February 2025, we received an upfront payment of $165.0 million and are eligible to receive development and commercial milestone payments that could total up to approximately $50.0 million and $335.0 million, respectively, if all the specified milestones set forth in this collaboration are achieved. In addition, we are eligible to receive tiered, double-digit royalties ranging from the low double-digit to high teen percentages of future net sales on the licensed products. Royalties payable under the Agreement are subject to standard royalty reductions.

For the three months ended, March 31, 2025, we recognized revenue related to the Biogen collaboration of $152.4 million.

See Note 7—License and Collaboration Agreements of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Program Update

Dravet Syndrome Program – zorevunersen

We announced in December 2024 that the FDA had granted zorevunersen Breakthrough Therapy Designation for the treatment of Dravet syndrome with a confirmed mutation, not associated with gain-of-function, in the SCN1A gene. Breakthrough Therapy designation is a process designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically-significant endpoint(s). This designation grants zorevunersen access to all Fast Track designation features, intensive guidance on an efficient drug development program and an organizational commitment involving senior FDA managers. In January 2025, we announced alignment with the FDA, EMA and PMDA on the design of the Phase 3 EMPEROR study of zorevunersen. The pivotal Phase 3 study will be a global, randomized, double-blind, sham controlled trial and will be conducted at approximately 60 sites across the UK, US, EU, and Japan. The study duration of 60 weeks includes an 8-week baseline period and a 52-week treatment period consisting of two loading doses of 70mg followed by two maintenance doses of 45mg compared to sham in approximately 150 children and adolescents ages 2 to up to 18 with Dravet syndrome.

The primary endpoint will be percent change from baseline in major motor seizure frequency in patients receiving zorevunersen as compared to sham, measured at 28 weeks. Key secondary endpoints will include durability of effect on major motor seizure frequency at week 52 along with improvements in cognition and behavior as measured by Vineland-3 subdomains, including expressive communications, receptive communication, interpersonal relationships, coping skills and personal skills. Additional endpoints include safety, Clinician Global Impression of Change (CGI-C), Caregiver Global Impression of Change (CaGI-C), and the Bayley Scales of Infant Development (BSID-IV).

We plan to initiate the EMPEROR study in the second quarter of 2025, and pivotal data are anticipated in the second half of 2027, pending enrollment and study timelines. Patients who are eligible will be offered ongoing treatment with zorevunersen as part of an open-label extension (OLE) study.

Financial operations overview

Revenue

We are comprised of one reportable segment and as of March 31, 2025 and 2024, have not generated any product revenue since inception, as we do not yet have approved products for sale. If we are able to successfully develop, receive regulatory approval for and commercialize any of our current or future product candidates alone or in collaboration with third parties, we may generate revenue from the sales of these product candidates.

In January 2022, we entered into a license and collaboration agreement (the “Acadia Agreement”) with Acadia Pharmaceuticals Inc. (“Acadia”) for the discovery, development and commercialization of novel RNA-based medicines for the treatment of severe and rare genetic neurodevelopmental diseases of the central nervous system . The agreement focuses on the targets SYNGAP1, MECP2 (Rett syndrome), and an undisclosed neurodevelopmental target of mutual interest. In connection with each target, we will collaborate with Acadia to identify potential treatments for further development and commercialization as licensed products. With respect to SYNGAP1, we have agreed with Acadia to co-develop and co-commercialize licensed products for such target globally, and in connection therewith we granted to Acadia worldwide, co-exclusive (with us) licenses for such licensed products. With respect to MECP2 and the neurodevelopmental target, we granted to Acadia worldwide, exclusive licenses to develop and commercialize licensed products for such targets. In May 2025, we received notice that Acadia had elected to discontinue the research programs for MECP2 (Rett Syndrome) and the undisclosed neurodevelopmental target. Under the Acadia Agreement, the licenses granted to Acadia for the discontinued programs will terminate and Acadia’s funding for such programs will wind down. The collaboration with Acadia with respect to SYNGAP1 remains ongoing.

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

For the three months ended, March 31, 2025, we recognized revenue related to the Acadia collaboration of $6.1 million.

See Note 7—License and Collaboration Agreements of the notes to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Three Months Ended March 31,
	2025	2024
Zorevunersen (STK-001)	$16,930	$8,534
ADOA	1,056	1,706
SYNGAP1	342	284
MECP2	147	243
Non-program specific and unallocated research and development expenses	14,201	11,601
Total research and development expenses	$32,676	$22,368

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

Other income (expense)

Our other income (expense), net includes (i) interest income earned on cash reserves in our operating, money market fund, investment accounts and on our marketable securities investments and (ii) other items of income (expense), net.

Results of operations for the three months ended March 31, 2025 and 2024

The following table sets forth our results of operations:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Consolidated statements of operations:
Revenue	$158,569	$4,216
Operating expenses:
Research and development	32,676	22,368
General and administrative	14,653	10,220
Total operating expenses	47,329	32,588
Income (loss) from operations	$111,240	$(28,372)
Other income (expense):
Interest income (expense), net	2,889	2,426
Other income (expense), net	28	(428)
Income (loss) before income taxes	$114,157	$(26,374)
Provision for income taxes	1,278	—
Net income (loss)	$112,879	$(26,374)

Revenue

Revenue for the three months ended March 31, 2025 was $158.6 million compared to $4.2 million for the three months ended March 31, 2024, an increase of $154.4 million. Revenue is generated from satisfying contractual obligations of the collaboration and licensing agreements with Acadia and Biogen. The increase of $154.4 million is primarily driven by $150.8 million related to the IP license performance obligation as part of the Biogen agreement.

Research and development expenses

Research and development expenses were $32.7 million for the three months ended March 31, 2025 as compared to $22.4 million for the three months ended March 31, 2024, an increase of $10.3 million. The table below summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Zorevunersen	$16,930	$8,534
ADOA	1,056	1,706
SYNGAP1	342	284
MECP2	147	243
Personnel-related expenses	11,012	7,956
Third-party services	526	168
Scientific consulting	317	240
Facilities and other research and development expenses	2,346	3,237
Total research and development expenses	$32,676	$22,368

The increase in research and development expenses was primarily attributable to an increase of $3.1 million in personnel-related expenses, $8.4 million in expenses related to our zorevunersen program, which is comprised of third-party services and scientific consulting fees, an increase of $0.4 million in external third-party expenses related to SYNGAP1 and MECP2, offset by a decrease of $0.3 million in expenses related to our ADOA program, which is comprised of third-party services and scientific consulting fees, and a decrease of $0.3 million in facilities and other non-program related costs.

General and administrative expenses

General and administrative expenses were $14.7 million for the three months ended March 31, 2025 as compared to $10.2 million for the three months ended March 31, 2024. The increase of $4.5 million in general and administrative expenses was primarily attributable to an increase of $1.9 million in personnel expenses, $2.3 million in professional fees, and an increase $0.3 million in facilities and other general and administrative costs.

Other income (expense)

Other income (expense) was $2.9 million for the three months ended March 31, 2025 as compared to $2.0 million for the three months ended March 31, 2024.

Liquidity and capital resources

Since our inception through March 31, 2025, our operations have been financed by net proceeds of $836.6 million from the sale of convertible notes payable and our convertible preferred stock, our initial public offering, public offerings of common stock and pre-funded warrants, proceeds from the Sales Agreement and the upfront payments from Acadia and Biogen. As of March 31, 2025, we had $380.3 million in cash, cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. On April 2, 2024, we completed an underwritten public offering of our common stock and issued and sold 5,555,557 shares of common stock at a public offering price of $13.50 per share and issued pre-funded warrants to purchase 3,703,730 shares of common stock at a public offering price of $13.499 per share subject to an exercise price equal to $0.0001. The common stock and warrants sold resulted in net proceeds of $119.9 million after deducting underwriting discounts, commissions and offering costs. No pre-funded warrants have been exercised.

We have primarily incurred losses since our inception in June 2014 and, as of March 31, 2025, we had an accumulated deficit of $378.0 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Based upon our current operating plan, we believe that our cash, cash equivalents, and marketable securities of approximately $380.3 million as of March 31, 2025, will fund operations to mid-2028. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global macroeconomic conditions, including inflation, changing interest rates and instability in the global banking system, tariffs, and disruptions to and volatility in the credit and financial markets in the United States and worldwide. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Cash flows

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$131,827	$(24,566)
Investing activities	13,632	9,988
Financing activities	1,374	1,717
Net increase (decrease) in cash, cash equivalents and restricted cash	$146,833	$(12,861)

Operating activities

During the three months ended March 31, 2025, cash provided by operating activities was $131.8 million. This was primarily attributable to a net income of $112.9 million, a net change of $11.5 million in our net operating assets and liabilities to non-cash charges of $7.3 million for stock-based compensation, depreciation, amortization and accretion of marketable securities, and a reduction in the carrying amount of right of use assets.

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

Investing activities

Our investing activities during the three months ended March 31, 2025 consisted primarily of $32.8 million from the sales of marketable securities offset by $19.0 million of purchases of marketable securities.

Our investing activities during the three months ended March 31, 2024 consisted of $10.0 million from the sales of marketable securities partially offset by purchases of property and equipment.

Financing activities

Our financing activities during the three months ended March 31, 2025 consisted of $1.0 million from the exercise of stock options and $0.4 million in proceeds from our Employee Stock Purchase Plan (the “ESPP”).

Our financing activities during the three months ended March 31, 2024 consisted of $1.3 million of net proceeds from the controlled equity offering sales agreement, $0.2 million from the exercise of stock options and $0.2 million in proceeds from our Employee Stock Purchase Plan (the "ESPP").

Contractual obligations and commitments

The following table summarizes our contractual obligations as of March 31, 2025 and the effects that such obligations are expected to have on our liquidity and cash flows in future fiscal periods:

	Payments Due by Fiscal Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$5,950	$2,167	$3,783	$—	$—
Total	$5,950	$2,167	$3,783	$—	$—

In August 2018, we entered into an agreement to lease approximately 23,000 square feet of space for a term of three years. Lease terms are triple net lease commencing at $0.9 million per year, then with 3% annual base rent increases plus operating expenses, real estate taxes, utilities and janitorial fees. The lease commencement date was December 10, 2018.

In September 2021, we entered into an agreement to extend the initial term of the 23,000 square foot lease for a period of three years ending December 31, 2024. In addition, this agreement provides for the lease of an additional 15,000 square feet of rentable space beginning on April 1, 2022 and ending on December 31, 2024. Initial monthly lease payments are approximately $0.1 million with respect to the 23,000 square feet space, and $0.1 million with respect to the 15,000 square feet space, and in each case subject to annual rent escalations. On April 1, 2022, we recognized a right-of-use asset and operating lease liability of $1.8 million for the 15,000 square feet.

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

In June 2021, we amended the agreement to extend the initial term of the 2,485 square foot lease for a period of three years ending April 30, 2025. In addition, the amendment provided for the lease of an additional 2,357 square feet of rentable space beginning on July 6, 2021 and ending on April 30, 2025. The amended lease provides us with the option to extend the term of the lease for an additional two years with a base annual rent increase of 3%. In March 2025, we further amended this lease to extend the term from April 30, 2025 to June 30, 2025. In 2021, we recognized a right-of-use asset and operating lease liabilities of $0.7 million for the extension of the lease to April 30, 2025 and a right-of-use asset and operating lease liabilities of $0.8 million for the additional 2,357 square feet of rentable space.

In January 2025, we entered into an agreement to lease 7,581 square feet of space for an initial term of three years and three months. The lease includes two renewal options for an additional three years each. Lease terms commence at $0.7 million per annum, with 2.0% annual base rent increases plus operating expenses, real estate taxes, and utilities. The lease commencement date is expected to be July 1, 2025.

Commitments

Our commitments primarily consist of obligations under our agreement with the University of Southampton. As of March 31, 2025, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6—Commitments and Contingencies of the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K filed with the SEC on March 18, 2025, other than revenue recognition discussed below.

Revenue Recognition

Smaller reporting company status

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold and certain disclosures of state versus federal income tax expenses and taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements and will adopt the standard effective January 1, 2025 and it will be reflected in the 2025 Annual Report on Form 10-K.

In November 2024, the FASB issued ASU 2024-03 “Income Statement— Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“ASU 2024-03”). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risks in the ordinary course, primarily including interest sensitivities. As of March 31, 2025 and December 31, 2024, we had cash, cash equivalents and marketable securities of $380.3 million and $246.7 million respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

Inflation Risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the periods ended March 31, 2025 and 2024.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Interim Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Interim Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Interim Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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
•
the direct and indirect impact of general economic, industry and market conditions, including fluctuating interest rates, inflation, market volatility, tariffs, potential recessions, a potential federal government shutdown, and any health pandemic on our business and operations, third party vendors, supply chain, and regulatory approvals;
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

Disruptions at the FDA may slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. In addition, there is substantial uncertainty regarding new initiatives under the new Administration and how these might impact the FDA, its implementation of laws, regulations, policies and guidance and its personnel. Similar initiatives may also be directed toward other government agencies. These initiatives could prevent, limit or delay development and regulatory approval of our product candidates, which would adversely affect our business.

Disruptions at the FDA may slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. If any legislation, executive orders, or lapses in agency funding impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Similar consequences would also result in the event of another significant shutdown of the federal government. For example, in 2024, the U.S. government was on the verge of a shutdown and has previously shut down several times, and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

FDA-regulated industries, such as ours, face uncertainty with regard to the regulatory environment we will face under the new Administration as we proceed with research and development and potential future commercialization. Some of these efforts have manifested to date as efforts to reduce the size of the federal government, including large-scale reductions in force at FDA. The loss of key personnel at the FDA, including those in leadership positions, is likely to impact operations at the FDA, which could result in, among other things, delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development, longer review times, and delays in obtaining regulatory approvals for our product candidates. Moreover, the new Administration has recently proposed action to freeze or reduce the budget of the National Institutes of Health (the “NIH”) as related to its funding for medical research, which could decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials. There remains general uncertainty regarding future activities. New executive orders, regulations, policies or guidance could be issued or promulgated that adversely affects us or creates a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance, there could be a material adverse effect on us and our business.

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

We have incurred net losses in each year since our inception. We had a net income of $112.9 million for the three months ended March 31, 2025 and our net loss was $26.4 million for the three months ended March 31, 2024. As of March 31, 2025, we had accumulated deficits of $378.0 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for zorevunersen, STK-002 and other future product candidates, if any, and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our cash, cash equivalents, and marketable securities of approximately $380.3 million as of March 31, 2025, will fund operations to mid-2028. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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

In December 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law, significantly reforming the IRC. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of business interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a partial “territorial” system, and modifies or repeals many business deductions and credits. Beginning in 2022, the TCJA also eliminated the option to immediately deduct research and development expenditures and required taxpayers to amortize domestic expenditures over five years and foreign expenditures over fifteen years.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis of 2008 caused extreme volatility and disruptions in the capital and credit markets. Similarly, the global economy has been impacted by fluctuating interest rates, inflation and actual and threatened tariffs, as well as the possibility of a recession or further economic downturn. Supply chain disruptions and delays as a result of any new tariff policies or trade restrictions could also negatively impact our cost of materials and production processes. For example, on February 1, 2025, the United States imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China, and on April 2, 2025, the United States announced a baseline 10% tariff on all foreign goods, with goods imported from specified nations, including China and those in the European Union, taxed at higher rates. In addition, there are currently headlines and discussions concerning potential increased tariffs for pharmaceutical products, which may impact our supply chain and create uncertainty in the broader pharmaceutical industry.

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

We previously were not required to independently comply with Section 404(a) of the Sarbanes-Oxley Act. Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC. We were required to meet these standards in the course of preparing our financial statements as of and for the three months ended March 31, 2025, and our management is required to report on the effectiveness of our internal control over financial reporting for such year and annually thereafter. Additionally, once we are no longer a “smaller reporting company,” our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, none of our directors or officers, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of a "Rule 10b5-1 trading agreement" or "non-Rule 10b-51 trading agreement," as those terms are defined in Regulations S-K, Item 408.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
10.1**	2025 Non-Employee Director Compensation Policy					X

10.2	License and Collaboration Agreement, dated as of February 14, 2025, by and between Biogen International GmbH and the Registrant					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Inline Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

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

STOKE THERAPEUTICS, INC.

Date: May 13, 2025	By:	/s/ Ian F. Smith
Ian F. Smith
Interim Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Thomas E. Leggett
Thomas E. Leggett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)