Form 10-Q
period 2025-06-30
Stoke Therapeutics, Inc.
filed 2025-08-12
CIK 1623526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025 the registrant had 54,797,418 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated balance sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$101,472	$127,983
Marketable securities - current	146,236	88,916
Prepaid expenses	13,694	11,117
Restricted cash - current	75	75
Interest receivable	1,622	700
Other current assets	6,871	3,965
Total current assets	$269,970	$232,756
Marketable securities - long-term	107,256	29,824
Restricted cash - long-term	721	721
Operating lease right-of-use assets	3,218	4,345
Property and equipment, net	3,343	3,909
Total assets	$384,508	$271,555
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,313	$2,498
Accrued and other current liabilities	25,616	18,567
Deferred revenue - current portion	8,749	18,991
Total current liabilities	$38,678	$40,056
Deferred revenue - net of current portion	9,632	—
Other long term liabilities	1,255	2,478
Total long term liabilities	10,887	2,478
Total liabilities	$49,565	$42,534
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized, 54,723,455 and 54,032,826 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	5	5
Additional paid-in capital	736,276	719,997
Accumulated other comprehensive income (loss)	96	(151)
Accumulated deficit	(401,434)	(490,830)
Total stockholders’ equity	$334,943	$229,021
Total liabilities and stockholders’ equity	$384,508	$271,555

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated statements of operations and comprehensive income (loss)

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$13,817	$4,831	$172,386	$9,048
Operating expenses:
Research and development	25,855	21,136	58,531	43,504
General and administrative	15,262	13,037	29,915	23,258
Total operating expenses	41,117	34,173	88,446	66,762
Income (loss) from operations	(27,300)	(29,342)	83,940	(57,714)
Other income (expense):
Interest income (expense), net	3,789	3,695	6,678	6,121
Other income (expense), net	28	(48)	57	(476)
Total other income (expense)	3,817	3,647	6,735	5,645
Income (loss) before income taxes	$(23,483)	$(25,695)	$90,675	$(52,069)
Provision for income taxes	—	—	1,278	—
Net income (loss)	$(23,483)	$(25,695)	$89,397	$(52,069)
Net income (loss) per share:
Basic	$(0.40)	$(0.46)	$1.54	$(1.02)
Diluted	(0.40)	(0.46)	$1.50	(1.02)
Weighted-average common shares outstanding:
Basic	58,353,855	55,765,948	$58,109,622	51,288,222
Diluted	58,353,855	55,765,948	$59,681,472	51,288,222
Comprehensive income (loss):
Net income (loss)	$(23,483)	$(25,695)	$89,397	$(52,069)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	200	(15)	247	9
Total other comprehensive gain (loss)	$200	$(15)	$247	$9
Comprehensive income (loss)	$(23,283)	$(25,710)	$89,644	$(52,060)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated statements of stockholders’ equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2023	45,918,233	$5	$561,433	$(24)	$(401,849)	$159,565
Unrealized gain on marketable securities	—	—	—	24	—	24
Stock-based compensation	—	—	5,410	—	—	5,410
Issuance of common stock upon exercise of stock options	79,682	—	250	—	—	250
Issuance of common stock related to employee stock purchase plan	37,542	—	168	—	—	168
Issuance of vested restricted stock units and performance stock units	190,350	—	—	—	—	—
Shares sold as part of controlled equity offering sales agreement, net of commissions	272,270	—	1,299	—	—	1,299
Net loss	—	—	—	—	(26,374)	(26,374)
Balance as of March 31, 2024	46,498,077	$5	$568,560	$—	$(428,223)	$140,342
Unrealized loss on marketable securities	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	7,427	—	—	7,427
Issuance of common stock upon exercise of stock options	252,007	—	766	—	—	766
Issuance of common stock and warrants upon follow-on offering, net of underwriting discounts, commissions and offering costs	5,555,557	—	119,884	—	—	119,884
Net loss	—	—	—	—	(25,695)	(25,695)
Balance as of June 30, 2024	52,305,641	$5	$696,637	$(15)	$(453,918)	$242,709

Balance as of December 31, 2024	54,032,826	$5	$719,997	$(151)	$(490,830)	$229,021
Unrealized gain on marketable securities	—	—	—	47	—	47
Stock-based compensation	—	—	6,753	—	—	6,753
Issuance of common stock upon exercise of stock options	214,996	—	1,004	—	—	1,004
Issuance of common stock related to employee stock purchase plan	39,467	—	370	—	—	370
Issuance of vested restricted stock units and performance stock units	308,425	—	—	—	—	—
Net income	—	—	—	—	112,879	112,879
Balance as of March 31, 2025	54,595,714	$5	$728,124	$(104)	$(377,951)	$350,074
Unrealized gain on marketable securities	—	—	—	200	—	200
Stock-based compensation	—	—	7,598	—	—	7,598
Issuance of common stock upon exercise of stock options	126,531	—	554	—	—	554
Issuance of vested restricted stock units and performance stock units	1,210	—	—	—	—	—
Net loss	—	—	—	—	(23,483)	(23,483)
Balance as of June 30, 2025	54,723,455	$5	$736,276	$96	$(401,434)	$334,943

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated statements of cash flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$89,397	$(52,069)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	923	1,111
Amortization and accretion of marketable securities	33	(313)
Stock-based compensation	14,351	12,837
Reduction in the carrying amount of right of use assets	1,211	1,112
Changes in assets and liabilities:
Prepaid expenses and other current assets	(6,405)	(993)
Accounts payable, accrued liabilities and lease liabilities	7,506	1,658
Deferred revenue	(611)	(5,386)
Net cash provided by (used in) operating activities	106,405	(42,043)
Cash flows from investing activities:
Purchases of marketable securities	(200,569)	(88,232)
Purchases of property and equipment	(306)	(58)
Sales of marketable securities	66,030	10,000
Net cash used in investing activities	(134,845)	(78,290)
Cash flows from financing activities:
Proceeds from Employee Stock Purchase Plan	370	168
Proceeds from issuance of common stock upon exercise of stock options	1,558	1,016
Proceeds from issuance of common stock in controlled equity offering sales agreements	—	1,299
Proceeds from follow-on offering, net of underwriting discounts, commissions and offering costs	—	119,884
Net cash provided by financing activities	1,928	122,367
Net (decrease) increase in cash, cash equivalents and restricted cash	(26,512)	2,034
Cash, cash equivalents and restricted cash—beginning of period	128,780	192,011
Cash, cash equivalents and restricted cash—end of period	$102,268	$194,045

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Property and equipment included in accrued expense and accounts payable	$51	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Notes to Consolidated financial statements—(unaudited)

1. Nature of the business

Organization

Stoke Therapeutics, Inc. (the Company) was founded in June 2014 and was incorporated under the laws of the State of Delaware. The Company is a late-stage clinical-stage company dedicated to addressing the underlying causes of severe diseases by upregulating protein expression with RNA-based medicines.

Shelf Registration

In May 2022, the Company filed a universal Shelf Registration statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”). The Registration Statement was declared effective by the SEC on May 31, 2022, and contained two prospectuses: a base prospectus, which covered the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $400.0 million of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of its common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (“Sales Agreement”). The specific terms of any securities to be offered pursuant to the base prospectus were specified in a prospectus supplement to the base prospectus. The $150.0 million of common stock that could have been offered, issued and sold under the Sales Agreement prospectus was included in the $400.0 million of securities that could have been offered, issued and sold by the Company under the base prospectus. As of June 30, 2025, the Company had issued approximately 7.0 million shares of common stock pursuant to the Sales Agreement for net proceeds of $61.0 million.

In April 2024, the Company completed an underwritten public offering of its common stock and issued and sold 5,555,557 shares of common stock at a public offering price of $13.50 per share and issued pre-funded warrants to purchase 3,703,730 shares of common stock at a public offering price of $13.499 per share subject to an exercise price equal to $0.0001 pursuant to the Registration Statement. The common stock and pre-funded warrants sold resulted in net proceeds of approximately $119.9 million after deducting underwriting discounts, commissions and offering costs.

In October 2024, the Company filed an automatic universal Shelf Registration statement on Form S-3 (the “2024 Registration Statement”) with the SEC. The 2024 Registration Statement contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of its common stock that may be issued and sold under the Sales Agreement. The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. Following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 in March 2025, the 2024 Registration Statement is no longer effective. In addition, as of June 30, 2025, the Company had not issued or sold any shares pursuant to the 2024 Registration Statement.

In July 2025, the Company filed a universal Shelf Registration statement on Form S-3 (the “2025 Registration Statement”) with the SEC. The 2025 Registration Statement was declared effective by the SEC on July 11, 2025. See “Note 12—Subsequent Events” for additional information related to the 2025 Registration Statement.

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

Unaudited interim financial information

The accompanying interim unaudited consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and related notes as of and for the year ended December 31, 2024, which was filed with the SEC on March 18, 2025. The Company’s financial information as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet information as of December 31, 2024 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

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

At June 30, 2025, restricted cash consisted of money market accounts collateralizing letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities.

Cash and cash equivalents, and restricted cash in the consolidated statements of cash flows consists of the following (in thousands):

	As of June 30,
	2025	2024
Cash and cash equivalents	$101,472	$193,476
Restricted cash - current	75	75
Restricted cash - long-term	721	494
Total cash, cash equivalents and restricted cash	$102,268	$194,045

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

3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair value measurements as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$94,056	$—	$—	$94,056
Total	$94,056	$—	$—	$94,056

Marketable Securities:
Corporate bonds	$—	$71,076	$—	$71,076
Commercial paper	—	17,092	—	17,092
US Government debt securities	—	165,324	—	165,324
Total	$—	$253,492	$—	$253,492

	Fair value measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$122,446	$—	$—	$122,446
Total	$122,446	$—	$—	$122,446

Marketable Securities:
Corporate bonds	$—	$18,668	$—	$18,668
Commercial paper	—	6,944	—	6,944
US Government debt securities	—	93,128	—	93,128
Total	$—	$118,740	$—	$118,740

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy. The carrying value of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the consolidated balance sheets as of June 30, 2025 and December 31, 2024.

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

4. Marketable securities

The following table summarizes the Company’s marketable securities as of June 30, 2025 (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$71,019	$96	$(39)	$71,076
Commercial paper	17,102	—	(10)	17,092
US Government debt securities	165,275	144	(95)	165,324
Total	$253,396	$240	$(144)	$253,492

The following table summarizes the Company’s marketable securities as of December 31, 2024 (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$18,786	$—	$(118)	$18,668
Commercial paper	6,947	—	(3)	6,944
US Government debt securities	93,158	94	(124)	93,128
Total	$118,891	$94	$(245)	$118,740

As of June 30, 2025, the weighted average maturity of the Company’s marketable securities is 1.01 years.

The Company did not record an allowance for credit losses as of June 30, 2025 related to its marketable securities. Further, given the lack of significant change in the credit risk of these investments, the Company did not recognize any other-than-temporary impairment losses.

5. Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued employee compensation costs	$5,115	$7,686
Accrued professional costs	1,049	1,108
Accrued research and development costs	15,406	6,698
Current portion of operating lease liabilities	2,296	2,322
Other current liabilities	1,750	753
	$25,616	$18,567

6. Commitments and contingencies

Operating lease

The Company determines whether an arrangement is a lease at inception. The Company accounts for a lease when it has the right to control the leased asset for a period of time while obtaining substantially all of the assets’ economic benefits. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. The discount rate used to determine the present value of the lease payments is the Company’s incremental borrowing rate based on the information available at lease inception, as the Company did not have information to determine the rate implicit in the leases. Lease expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments (which include initial direct costs and lease incentives). The expense is included in operating expenses in the consolidated statements of operations and comprehensive income (loss). The Company’s lease agreements also contain variable payments, primarily maintenance-related costs, which are expensed as incurred and not included in the measurement of the right-of-use assets and lease liabilities.

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

In June 2021, the Company amended the agreement to extend the initial term of the 2,485 square foot lease for a period of three years commencing May 1, 2022 and ending April 30, 2025. In addition, the amendment provided for the lease of an additional 2,357 square feet of rentable space beginning on July 6, 2021 and ending on April 30, 2025. In March 2025, the Company further amended this lease to extend the term from April 30, 2025 to June 30, 2025. The amended lease provides the Company with the option to extend the term of the lease for an additional two years. In 2021, the Company recognized a right-of-use asset and operating lease liabilities of $0.7 million for the extension of the lease to April 30, 2025 and a right-of-use asset and operating lease liabilities of $0.8 million for the additional 2,357 square feet of rentable space. This lease expired on June 30, 2025.

In January 2025, the Company entered into an agreement to lease 7,581 square feet of space for an initial term of three years and three months. The lease includes two renewal options for an additional three years each. Lease terms commence at $0.7 million per annum, with 2.0% annual base rent increases plus operating expenses, real estate taxes, and utilities. The lease commencement date was July 8, 2025. As the Company did not have access to the space, a right-of-use asset was not recognized as of June 30, 2025.

Future minimum lease payments under non-cancellable leases as of June 30, 2025 were as follows (in thousands):

2025	$1,402
2026	3,251
2027	701
2028	473
Total lease payments	5,827
Less imputed interest	(543)
Present value of lease liabilities	$5,284

Lease balances as of June 30, 2025 were as follows (in thousands):

Operating right-of-use assets	$3,218
Current Portion of operating lease liabilities	$2,296
Non-current portion of operating lease liabilities	1,255
Total operating lease liabilities	$3,551

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases as of June 30, 2025 were as follows:

Weighted average remaining lease term in years	2.1
Weighted average discount rate	10.25%

Lease expense incurred under operating leases was $0.7 million for the three months ended June 30, 2025 and was $0.7 million for the three months ended June 30, 2024. Lease expense incurred under operating leases was $1.4 million for the six months ended June 30, 2025 and was $1.4 million for the six months ended June 30, 2024.

License and research agreements

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton (the “Southampton Agreement”), whereby the Company acquired rights to foundational technologies related to the Company’s TANGO technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. As of June 30, 2025, the Company had paid $0.7 million under the Southampton Agreement as a result of entering into the Acadia Pharmaceuticals Inc. license and collaboration agreement in January 2022 and had recorded a liability of $8.2 million, for a sublicense fee expense, due to the Biogen license and collaboration agreement (see Note 7). Additionally, certain licenses under the Southampton Agreement require the Company to reimburse the University of Southampton for certain past and ongoing patent related expenses. For the three months ended June 30, 2025 these expenses were $0.04 million compared to $0.04 million for the three months ended June 30, 2024, and for the six months ended June 30, 2025, these expenses were $0.08 million compared to $0.07 million for the six months ended June 30, 2024.

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

In May 2025, the Company received notice from Acadia that it had elected to discontinue two of the three research programs under the Acadia Agreement. Under the Acadia Agreement, the licenses granted to Acadia for the discontinued programs, which are the MECP2 program for Rett syndrome and the program for an undisclosed neurodevelopmental target, will terminate during the three months ending September 30, 2025 and the parties are currently in the process of winding down Acadia’s funding for the two programs. As a result of the cumulative effect of the revisions to estimated costs to complete the pre-clinical research activities for the designated discontinued programs, revenue is recorded in the period in which notice of termination was received. For the three months ended June 30, 2025, the Company recorded revenue of $5.7 million related to the upfront fee pertaining to the discontinued programs.

As of June 30, 2025, the Company had $4.9 million in upfront consideration associated with the Acadia Agreement relating to performance obligations that were unsatisfied or partially unsatisfied of which $1.3 million was related to the discontinued programs.

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

The Company determined that royalties and sales milestones relate solely to the licenses of intellectual property and are therefore excluded from the transaction price under the sales- or usage-based royalty exception of ASC 606. In addition, the Company estimated the probability, likelihood, and magnitude of a reversal of revenue for the commercial milestone payments and determined that any variable consideration related to commercial milestones was deemed to be fully constrained at inception and therefore excluded from the initial transaction price due to high degree of uncertainty and risks associated with these potential payments as the Company cannot assert that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur.

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

The following table provides a summary of the transaction price allocated to each performance obligation, in addition to revenue activity for the three and six months ended June 30, 2025 (in thousands):

		Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	Transaction Price Allocated	Revenue Recognized	Revenue Recognized
Performance obligations
IP License	$150,779	$—	$150,779
Global Development Activity	92,644	3,197	4,839
	$243,423	$3,197	$155,618

As of June 30, 2025 the Company had $13.5 million in upfront consideration associated with the Biogen Agreement relating to performance obligations that are unsatisfied or partially unsatisfied.

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

In April 2023, the Company’s board of directors adopted the Stoke Therapeutics, Inc. 2023 Inducement Plan, which it amended in June 2025 to add an additional 2,000,000 shares of the Company’s common stock (the “2023 Plan”). As permitted by Nasdaq stock market rules, the Company’s stockholders were not required to approve the 2023 Plan. As amended, the 2023 Plan provides for up to 3,000,000 shares of the Company’s common stock under awards granted to newly hired employees. An “award” is any right to receive common stock of the Company through nonstatutory stock options or restricted stock units (“RSUs”).

As of June 30, 2025, there were no shares available for future issuance under the 2014 Plan, 1,855,121 shares were available under the 2019 Plan and 2,000,400 shares were available under the 2023 Plan.

During the three months ended June 30, 2025, the Company granted options to purchase 407,482 shares of common stock to certain of its employees. The options vest over a period of up to four years and are exercisable at a per share price equal to the fair value of the common stock on the grant date. During the three months ended June 30, 2025, the Company did not grant any RSUs or performance stock units ("PSUs") to its employees.

Stock-based compensation

As of June 30, 2025, there was $36.1 million of unrecognized compensation cost related to unvested stock options granted under the 2019 and 2023 Plans. Compensation expense is expected to be recognized over a weighted average period of 2.7 years as of June 30, 2025. As of June 30, 2025, there was $18.6 million of unrecognized stock-based compensation related to RSUs and $0.9 million of unrecognized stock-based compensation related to PSUs. The compensation expense for RSUs and PSUs is expected to be recognized over a weighted average period of 2.7 years.

Stock-based compensation expense recorded as research and development and general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$2,688	$2,924	$5,488	$5,015
General and administrative	4,910	4,503	8,863	7,822
Total	$7,598	$7,427	$14,351	$12,837

2019 Employee stock purchase plan

In June 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 18, 2019. The Company initially reserved 315,000 shares of common stock for sale under the ESPP. At June 30, 2025, the Company had 2,065,913 shares available for issuance under the ESPP. The average grant date fair value per share under the ESPP was $11.27 for 2025. The total ESPP stock-based compensation expense for the three and six months ended June 30, 2025 was $0.1 million and $0.3 million, respectively, and for the three and six months ended June 30, 2024 was $0.1 million and $0.2 million, respectively. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first ten calendar years following the first offering date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or a lower amount determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP will not exceed 3,150,000 shares of the Company’s common stock.

9. Net income (loss) per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(23,483)	$(25,695)	$89,397	$(52,069)
Denominator:
Weighted-average number of common shares, basic	58,353,855	55,765,948	58,109,622	51,288,222
Weighted-average number of common shares, diluted	58,353,855	55,765,948	59,681,472	51,288,222
Net income (loss) per share, basic	$(0.40)	$(0.46)	$1.54	$(1.02)
Net income (loss) per share, diluted	$(0.40)	$(0.46)	$1.50	$(1.02)

As the Company had net income during the six months ended June 30, 2025, the Company’s potential dilutive securities, which include stock options, restricted stock units and performance stock units, were included in the calculation of diluted net income per share attributable to common stockholders. For the three months ended June 30, 2025 and for the three and six months ended June 30,

2024, the Company’s potential dilutive securities, which include stock options, restricted stock units and performance stock units have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the three months ended June 30, 2025 and for the three and six months ended June 30, 2024.

The Company excluded the following potential common stock, presented based on amounts outstanding at June 30, 2025 and 2024 from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Outstanding options to purchase common stock	9,523,757	8,064,604	7,408,212	8,064,604
Restricted stock units	1,797,643	2,018,957	544,976	2,018,957
Performance stock units	219,000	372,000	—	372,000
Total	11,540,400	10,455,561	7,953,188	10,455,561

10. Income taxes

For the six months ended June 30, 2025, the Company recorded federal and state tax expense of $1.1 million and $0.1 million, respectively due to recognizing income from the Biogen collaboration, offset by net operating loss carryforwards (NOLs) that were able to be utilized to the extent allowable by tax law. The Company did not record an income tax expense in its consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2024. The Company has provided a valuation allowance for the full amount of its net deferred tax assets as of June 30, 2025 and December 31, 2024, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

11. Segment Information

The Company comprises one reportable segment, Stoke. As of June 30, 2025, this segment has not generated any product revenue since inception, as it does not yet have approved products for sale.

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

The following table reconciles segment direct profit or loss to the Company’s consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$13,817	$4,831	$172,386	$9,048

Zorevunersen(1)	11,382	7,304	29,056	16,084
ADOA(1)	1,747	2,954	2,140	3,523
SYNGAP1(1)	818	239	1,160	523
MECP2(1)	(200)	254	(53)	497
Other external program costs	1,841	2,051	3,670	4,094
Payroll and other personnel costs - R&D (2)	11,618	9,152	22,629	17,315
Payroll and other personnel costs - G&A (2)	8,979	8,506	17,908	15,355
Other non-program costs - R&D (3)	1,615	1,471	3,022	2,931
Other non-program costs - G&A (3)	3,317	2,242	8,914	6,440
Subtotal	(41,117)	(34,173)	(88,446)	(66,762)
Other segment items
Interest expense	(3)	(5)	(3)	(27)
Interest income	3,792	3,700	6,681	6,148
Other income (expense)	28	(48)	57	(476)
Provision for income taxes	—	—	(1,278)	—
Total other segment items	3,817	3,647	5,457	5,645
Segment net income (loss)	$(23,483)	$(25,695)	$89,397	$(52,069)

(1) Includes external research and development and general and administrative expenses associated with programs.

(2) Includes salaries, benefits and other personnel related expenses, including stock based compensation expense, of relevant personnel.

(3) Includes costs incurred for conducting non-program activities related to Company activities.

12. Subsequent events

In July 2025, the Company filed the 2025 Registration Statement with the SEC. The Registration Statement was declared effective by the SEC on July 11, 2025.

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

Following discussions with the U.S. Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”), and Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”), a Phase 3 study, EMPEROR, was initiated in May 2025,with the first patient dosed in August 2025.This trial follows the completion of the Phase 1/2a studies and further evaluates the efficacy and safety of zorevunersen in children and adolescents ages 2 to up to 18 with Dravet syndrome.

In addition to these studies, we continue to run open-label extension (“OLE”) studies in patients with Dravet syndrome. The Phase 1/2a ADMIRAL and OLE studies have shown substantial and durable reductions in convulsive seizure frequency when administered on top of standard of care anti-seizure medicines. In the Phase 1/2a studies, 85% of patients were taking at least three and 54% were taking at least four medicines to control seizures. Half the patients in the studies were taking concomitant fenfluramine. Ongoing treatment has led to continuous improvements in cognition and behavior through three years. Additional improvements were indicated within the first nine months of treatment among patients in the Phase 1/2a study. These improvements were observed across multiple domains of the Vineland-3 (Vineland Adaptive Behavior Scale, Third Edition), a standardized assessment of behavioral outcomes that is a key secondary endpoint for the Phase 3 study. Zorevunersen has been generally well tolerated across the studies.

In addition to our Dravet program, we are also pursuing treatment for a second haploinsufficient disease, autosomal dominant optic atrophy (“ADOA”), the most common inherited optic nerve disorder for which there are currently no approved treatments. STK-002 is our clinical candidate for the treatment of ADOA. STK-002 is designed to upregulate OPA1 protein expression by leveraging the non-mutant (wild-type) copy of the OPA1 gene to restore OPA1 protein expression with the aim to stop or slow vision loss in patients with ADOA. In a non-human primate (NHP) model of ADOA conducted in collaboration with UC Davis, treatment with STK-002 was well tolerated and helped protect, and possibly improve, eye health. The data suggest that STK-002 may help preserve the function of important vision-related nerve cells, which could potentially improve or maintain vision. We have received authorization in the UK to proceed with a Phase 1 open-label study (OSPREY) of children and adults ages 6 to 55 who have an established diagnosis of ADOA and have evidence of a genetic mutation in the OPA1 gene. We plan to enroll our first patient in the Phase 1 study in the second half of 2025.

In terms of our liquidity and capital resources, in May 2022, we filed a universal Shelf Registration statement on Form S-3 (the “2022 Registration Statement”) with the SEC. The 2022 Registration Statement was declared effective by the SEC on May 31, 2022, and contained two prospectuses: a base prospectus, which covered the offering, issuance and sale by us of up to a maximum aggregate offering price of $400.0 million of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (the “Sales Agreement”).

On April 2, 2024, we completed an underwritten public offering, pursuant to the 2022 Registration Statement, of 5,555,557 shares of common stock at a public offering price of $13.50 per share and issued pre-funded warrants to purchase 3,703,730 shares of common stock at a public offering price of $13.499 per share subject to an exercise price equal to $0.0001. The common stock and pre-funded warrants sold resulted in net proceeds of approximately $119.9 million after deducting underwriting discounts, commissions and offering costs. No pre-funded warrants have been exercised as of June 30, 2025.

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

In July 2025, we filed a universal Shelf Registration Statement on Form S-3 (the “2025 Registration Statement”) with the SEC. The 2025 Registration Statement was declared effective by the SEC on July 11, 2025. See “Note 12—Subsequent Events” of the notes to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to the 2025 Registration Statement.

As of June 30, 2025, we had issued approximately 7.0 million shares of common stock pursuant to the Sales Agreement for net proceeds of $61.0 million pursuant to the 2022 Registration Statement. As of June 30, 2025, we had not issued or sold any shares pursuant to the 2024 Registration Statement. We may terminate this at-the-market program at any time, pursuant to its terms.

As of June 30, 2025 and December 31, 2024 we had $355.0 million and $246.7 million, respectively, in cash, cash equivalents and marketable securities.

Since inception, we have primarily had operating losses, which are attributable to research and development activities. Our net losses were $23.5 million and $25.7 million for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 we had a net income of $89.4 million and for the six months ended June 30, 2024 we had net losses of $52.1 million. As of June 30, 2025, we had an accumulated deficit of $401.4 million.

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

Based upon our current operating plan, we believe that our cash, cash equivalents, and marketable securities of approximately $355.0 million as of June 30, 2025, will fund operations to mid-2028. To date, we have not had any products approved for sale and have not generated any product sales. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

Program Update

Dravet Syndrome Program – zorevunersen

In August, we announced new positive findings from the long-term open-label extension (OLE) studies of zorevunersen in children and adolescents with Dravet syndrome.

As shown in Exhibit 1, substantial and durable reductions in convulsive seizure frequency on top of standard-of-care medicines were observed through three years of zorevunersen treatment. The data also demonstrate continued improvements in cognition and behavior during the 3-year OLE period as shown in Exhibit 2.

Exhibit 1: Three Year OLE Seizure Data

Source: Stoke data

Exhibit 2: Three Year Vineland OLE Cognition and Behavior

Source: Stoke data

Financial operations overview

Revenue

We are comprised of one reportable segment and, as of June 30, 2025 and 2024, have not generated any product revenue since inception, as we do not yet have approved products for sale. If we are able to successfully develop, receive regulatory approval for and commercialize any of our current or future product candidates alone or in collaboration with third parties, we may generate revenue from the sales of these product candidates.

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

For the six months ended, June 30, 2025, we recognized revenue related to the Biogen collaboration of $155.6 million.

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

For the six months ended, June 30, 2025, we recognized revenue related to the Acadia collaboration of $16.8 million.

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

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Zorevunersen (STK-001)	$9,434	$6,543	$26,364	$15,076
ADOA	892	1,509	1,948	3,215
SYNGAP1	818	239	1,160	523
MECP2	(200)	254	(53)	497
Non-program specific and unallocated research and development expenses	14,911	12,591	29,112	24,193
Total research and development expenses	$25,855	$21,136	$58,531	$43,504

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

Results of operations for the three months ended June 30, 2025 and 2024

The following table sets forth our results of operations:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Consolidated statements of operations:
Revenue	$13,817	$4,831
Operating expenses:
Research and development	25,855	21,136
General and administrative	15,262	13,037
Total operating expenses	41,117	34,173
Loss from operations	$(27,300)	$(29,342)
Other income (expense):
Interest income (expense), net	3,789	3,695
Other income (expense), net	28	(48)
Loss before income taxes	$(23,483)	$(25,695)
Provision for income taxes	—	—
Net loss	$(23,483)	$(25,695)

Revenue

Revenue for the three months ended June 30, 2025 was $13.8 million compared to $4.8 million for the three months ended June 30, 2024, an increase of $9.0 million. Revenue is generated from satisfying contractual obligations of the collaboration and licensing agreements with Acadia and Biogen. The increase of $9.0 million is driven by $3.2 million for global development activities as part of the Biogen Agreement and $5.8 million related to the Acadia Agreement.

Research and development expenses

Research and development expenses were $25.9 million for the three months ended June 30, 2025 as compared to $21.1 million for the three months ended June 30, 2024, an increase of $4.8 million. The table below summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,
	2025	2024
Zorevunersen	$9,434	$6,543
ADOA	892	1,509
SYNGAP1	818	239
MECP2	(200)	254
Personnel-related expenses	11,618	8,868
Third-party services	478	296
Scientific consulting	436	503
Facilities and other research and development expenses	2,379	2,924
Total research and development expenses	$25,855	$21,136

The increase in research and development expenses was attributable to an increase of $2.7 million in personnel-related expenses, $2.9 million in expenses related to our zorevunersen program, which is comprised of third-party services and scientific consulting fees, an increase of $0.1 million in external third-party expenses related to SYNGAP1 and MECP2, offset by a decrease of $0.6 million in expenses related to our ADOA program, which is comprised of third-party services and scientific consulting fees, and a decrease of $0.3 million in facilities and other non-program related costs.

General and administrative expenses

General and administrative expenses were $15.3 million for the three months ended June 30, 2025 as compared to $13.0 million for the three months ended June 30, 2024. The increase of $2.3 million in general and administrative expenses was attributable to an increase of $1.9 million in professional fees, $0.3 million in personnel expenses and an increase $0.1 million in facilities and other general and administrative costs.

Other income (expense)

Other income (expense) was $3.8 million for the three months ended June 30, 2025 as compared to $3.6 million for the three months ended June 30, 2024.

Results of operations for the six months ended June 30, 2025 and 2024

The following table sets forth our results of operations:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Consolidated statements of operations:
Revenue	$172,386	$9,048
Operating expenses:
Research and development	58,531	43,504
General and administrative	29,915	23,258
Total operating expenses	88,446	66,762
Income (loss) from operations	$83,940	$(57,714)
Other income (expense):
Interest income (expense), net	6,678	6,121
Other income (expense), net	57	(476)
Income (loss) before income taxes	$90,675	$(52,069)
Provision for income taxes	1,278	—
Net income (loss)	$89,397	$(52,069)

Revenue

Revenue for the six months ended June 30, 2025 was $172.4 million compared to $9.0 million for the six months ended June 30, 2024, an increase of $163.4 million. Revenue is generated from satisfying contractual obligations of the collaboration and licensing agreement with Acadia and Biogen. The increase of $163.4 million is primarily driven by $150.8 million related to the IP license performance obligation and $4.9 million for global development activities as part of the Biogen Agreement and $7.7 million related to the Acadia Agreement.

Research and development expenses

Research and development expenses were $58.5 million for the six months ended June 30, 2025 as compared to $43.5 million for the six months ended June 30, 2024, an increase of $15.0 million. The table below summarizes our research and development expenses (in thousands):

	Six Months Ended June 30,
	2025	2024
Zorevunersen	$26,364	$15,076
ADOA	1,948	3,215
SYNGAP1	1,160	523
MECP2	(53)	497
Personnel-related expenses	22,629	16,824
Third-party services	1,004	464
Scientific consulting	753	743
Facilities and other research and development expenses	4,726	6,162
Total research and development expenses	$58,531	$43,504

The increase in research and development expenses was attributable to an increase of $11.3 million in expenses related to zorevunersen, which is comprised of third-party services and scientific consulting fees, an increase of $5.8 million in personnel-related expenses, an increase of $0.1 million in external third-party expenses related to SYNGAP1 and MECP2, offset by a decrease of $1.3 million in expenses related to our ADOA program, which is comprised of third-party services and scientific consulting fees and $0.9 million in facilities and other research and development costs.

General and administrative expenses

General and administrative expenses were $29.9 million for the six months ended June 30, 2025 as compared to $23.3 million for the six months ended June 30, 2024. The increase of $6.6 million in general and administrative expenses was attributable to an increase of $4.2 million in professional fees, $2.2 million in personnel related expenses, and $0.2 million in facilities and other general and administrative costs.

Other income (expense)

Other income (expense) was $6.7 million for the six months ended June 30, 2025 as compared to $5.6 million for the six months ended June 30, 2024.

Impact of Enacted Tax Legislation

On July 4, 2025, President Donald Trump signed into law the reconciliation tax bill, commonly referred to as the “One Big Beautiful Bill Act” (the “OBBBA”), which constitutes the enactment date under U.S. GAAP. Key corporate tax provisions of the OBBBA include the restoration of 100% bonus depreciation, the introduction of new Section 174A permitting immediate expensing of domestic research and experimental (R&E) expenditures, modifications to Section 163(j) interest expense limitations and the expansion of Section 162(m) aggregation requirements.

Under U.S. GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Accordingly, the impact of the OBBBA will be reflected in the Company's financial statements for the three months ending September 30, 2025. The Company is currently assessing the impact of the OBBBA, and an estimate of the financial effect is not yet available.

Liquidity and capital resources

Since our inception through June 30, 2025, our operations have been financed by net proceeds of $836.6 million from the sale of convertible notes payable and our convertible preferred stock, our initial public offering, public offerings of common stock and pre-funded warrants, proceeds from the Sales Agreement and the upfront payments from Acadia and Biogen. As of June 30, 2025, we had $355.0 million in cash, cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. On April 2, 2024, we completed an underwritten public offering of our common stock and issued and sold 5,555,557 shares of common stock at a public offering price of $13.50 per share and issued pre-funded warrants to purchase 3,703,730 shares of common stock at a public offering price of $13.499 per share subject to an exercise price equal to $0.0001. The common stock and warrants sold resulted in net proceeds of $119.9 million after deducting underwriting discounts, commissions and offering costs. No pre-funded warrants have been exercised.

We have primarily incurred losses since our inception in June 2014 and, as of June 30, 2025, we had an accumulated deficit of $401.4 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Based upon our current operating plan, we believe that our cash, cash equivalents, and marketable securities of approximately $355.0 million as of June 30, 2025, will fund operations to mid-2028. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global macroeconomic conditions, including inflation, changing interest rates and instability in the global banking system, tariffs, and disruptions to and volatility in the credit and financial markets in the United States and worldwide. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Cash flows

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$106,405	$(42,043)
Investing activities	(134,845)	(78,290)
Financing activities	1,928	122,367
Net (decrease) increase in cash, cash equivalents and restricted cash	$(26,512)	$2,034

Operating activities

During the six months ended June 30, 2025, cash provided by operating activities was $106.4 million. This was attributable to a net income of $89.4 million, a net change of $0.5 million in our net operating assets and liabilities and non-cash charges of $16.5 million for stock-based compensation, depreciation, amortization and accretion of marketable securities, and a reduction in the carrying amount of right of use assets.

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

Investing activities

Our investing activities during the six months ended June 30, 2025 consisted primarily of $200.6 million of purchases of marketable securities and $0.3 million of purchases of property plant and equipment offset by $66.0 million from the sales of marketable securities.

Our investing activities during the six months ended June 30, 2024 consisted of $88.2 million of purchases of marketable securities offset by $10.0 million from the sales of marketable securities.

Financing activities

Our financing activities during the three months ended June 30, 2025 consisted of $1.6 million from the exercise of stock options and $0.4 million in proceeds from our Employee Stock Purchase Plan (the “ESPP”).

Our financing activities during the six months ended June 30, 2024 consisted of $119.9 million of net proceeds from a follow-on offering, $1.3 million of net proceeds from the controlled equity offering sales agreement, $1.0 million from the exercise of stock options and $0.2 million in proceeds from our ESPP.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of June 30, 2025 and the effects that such obligations are expected to have on our liquidity and cash flows in future fiscal periods:

	Payments Due by Fiscal Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$5,827	$1,402	$4,425	$—	$—
Total	$5,827	$1,402	$4,425	$—	$—

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

In June 2021, we amended the agreement to extend the initial term of the 2,485 square foot lease for a period of three years ending April 30, 2025. In addition, the amendment provided for the lease of an additional 2,357 square feet of rentable space beginning on July 6, 2021 and ending on April 30, 2025. The amended lease provides us with the option to extend the term of the lease for an additional two years with a base annual rent increase of 3%. In March 2025, we further amended this lease to extend the term from April 30, 2025 to June 30, 2025. In 2021, we recognized a right-of-use asset and operating lease liabilities of $0.7 million for the extension of the lease to April 30, 2025 and a right-of-use asset and operating lease liabilities of $0.8 million for the additional 2,357 square feet of rentable space. This lease expired June 30, 2025.

In January 2025, we entered into an agreement to lease 7,581 square feet of space for an initial term of three years and three months. The lease includes two renewal options for an additional three years each. Lease terms commence at $0.7 million per annum, with 2.0% annual base rent increases plus operating expenses, real estate taxes, and utilities. The lease commencement date was July 8, 2025. As we did not have access to the space, a right-of-use asset was not recognized as of June 30, 2025.

Commitments

Our commitments primarily consist of obligations under our agreement with the University of Southampton. As of June 30, 2025, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6—Commitments and Contingencies of the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Operations” included in our Annual Report on Form 10-K filed with the SEC on March 18, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risks in the ordinary course, primarily including interest sensitivities. As of June 30, 2025 and December 31, 2024, we had cash, cash equivalents and marketable securities of $355.0 million and $246.7 million respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

Inflation Risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the periods ended June 30, 2025 and 2024.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Interim Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Interim Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Interim Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have invested substantially all of our efforts and financial resources in the development of TANGO and our current lead product candidate, zorevunersen, for the treatment of Dravet syndrome. We submitted an investigational new drug application (“IND”) for zorevunersen to the FDA in late 2019. In August 2020, we dosed the first patient with zorevunersen in the single ascending dose portion of the MONARCH Phase 1/2a Study at the 10mg dose level, and the Phase 3 EMPEROR study was initiated in May 2025 with the first patient dosed in August 2025.

In addition, in November 2020, we announced the nomination of OPA1 as our next target for preclinical development to treat ADOA. In November 2021, we announced the nomination of STK-002 as the lead product candidate for the treatment of ADOA and intend to invest significant efforts and financial resources in its development. We submitted a Clinical Trial Authorization (“CTA”) application for STK-002 to the United Kingdom Medicines and Healthcare Products Regulatory Agency (the “MHRA”) in early 2023, and the MHRA authorized such CTA in April 2023. In August 2025 we announced initiation of the Phase 1 trial, but dosing of patients has not yet commenced. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of TANGO and our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

Moreover, increasing efforts by governmental and third-party payors, in the United States and internationally, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of certain third-party payors, such as health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the healthcare market. Recently there have been instances in which third-party payors have refused to reimburse treatments for patients for whom the treatment is indicated in the FDA-approved product label. Furthermore, the legislation commonly referred to as the “One Big Beautiful Bill Act” (the “OBBBA”)

was recently signed into law in the United States, which reduces funding to federal healthcare programs and imposes additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly for Medicaid programs. Even if we are successful in obtaining FDA approvals to commercialize our product candidates, we cannot guarantee that we will be able to secure reimbursement for all patients for whom treatment with our product candidates is indicated.

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

Although there are no approved treatments for ADOA at this time, we may also face potential competition in our ADOA program. For example, one company (PYC Therapeutics) has initiated a dose escalation study for an RNA-based therapy in ADOA.

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

We currently have a limited marketing organization in the U.S. and we do not yet have any organization for the sales or distribution of zorevunersen, STK-002 or our future product candidates. To market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. With respect to certain of our current programs as well as future programs, we may rely completely on an alliance partner for sales and marketing. In addition, although we intend to establish a sales organization if we are able to obtain approval to market any product candidates, we have entered into a strategic alliance with Biogen to develop and commercialize zorevunersen outside of North America (the U.S., Canada and Mexico), and we may enter into strategic alliances with third parties to develop and commercialize STK-002 and other future product candidates, including in markets outside of the United States or for other large markets that are beyond our resources. This will reduce the revenue generated from the sales of these products.

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

We have entered into a collaboration with Acadia Pharmaceuticals to discover or develop certain novel RNA-based medicines for the potential treatment of severe and rare genetic neurodevelopmental diseases of the central nervous system. The collaboration includes SYNGAP1 syndrome, and such collaboration could represent a significant portion of our product pipeline. We have also entered into the Agreement with Biogen for the development and commercialization of zorevunersen and other potential products directed to SCN1A.

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

We have incurred net losses in each year since our inception. We had net losses of $23.4 million for the three months ended June 30, 2025 and $25.7 million for the three months ended June 30, 2024. We had a net income of $89.4 million for the six months ended June 30, 2025 and a net loss of$52.1 million for the three months ended June 30, 2024. As of June 30, 2025, we had accumulated deficits of $401.4 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for zorevunersen, STK-002 and other future product candidates, if any, and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our cash, cash equivalents, and marketable securities of approximately $355.0 million as of June 30, 2025, will fund operations to mid-2028. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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

In December 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law, significantly reforming the IRC. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of business interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a partial “territorial” system, and modifies or repeals many business deductions and credits. For our 2022 through 2024 tax years, the TCJA also eliminated the option to immediately deduct research and development expenditures and required taxpayers to amortize domestic expenditures over five years and foreign expenditures over fifteen years. Beginning with our 2025 tax year, the OBBBA restored immediate deductibility of domestic expenditures, while foreign expenditures will continue to be capitalized and amortized over fifteen years.

We continue to examine the impact the TCJA and OBBBA may have on our business. The TCJA and OBBBA are far-reaching and complex revisions to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the TCJA and OBBBA on the overall economy, the industries in which we operate and our and our partners’ businesses cannot be reliably predicted at this early stage of the new law’s implementation. There can be no assurance that the TCJA and OBBBA will not negatively impact our operating results, financial condition, and future business operations. The estimated impact of the TCJA and OBBBA is based on our management’s current knowledge and assumptions, following consultation with our tax advisors.

Because of our valuation allowance in the U.S., ongoing tax effects of the TCJA and OBBBA are not expected to materially change our effective tax rate in future periods.

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

We previously were not required to independently comply with Section 404(a) of the Sarbanes-Oxley Act. Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC. We were required to meet these standards in the course of preparing our financial statements as of and for the six months ended June 30, 2025, and our management is required to report on the effectiveness of our internal control over financial reporting for such year and annually thereafter. Additionally, once we are no longer a “smaller reporting company,” our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the six months ended June 30, 2025, none of our directors or officers, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of a "Rule 10b5-1 trading agreement" or "non-Rule 10b-51 trading agreement," as those terms are defined in Regulations S-K, Item 408.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
10.1**	Transition and Separation Agreement, dated March 16, 2025, between Dr. Edward M. Kaye, M.D. and the Registrant.					X

10.2**	Interim Chief Executive Officer Agreement, dated March 16, 2025, between Ian F. Smith and the Registrant.					X

10.3**	Interim Executive Chair Agreement, dated March 16, 2025, between Dr. Arthur O. Tzianabos, Ph.D. and the Registrant.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Inline Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

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

STOKE THERAPEUTICS, INC.

Date: August 12, 2025	By:	/s/ Ian F. Smith
Ian F. Smith
Interim Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Thomas E. Leggett
Thomas E. Leggett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)