Form 10-Q
period 2025-09-30
Stoke Therapeutics, Inc.
filed 2025-11-04
CIK 1623526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025 the registrant had 57,117,150 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding the receipt of potential milestone or royalty payments or the exercise of options under our collaboration with Biogen International GmbH ("Biogen"), the ability of zorevunersen (STK-001) to treat the underlying causes of Dravet syndrome and reduce seizures or show improvements in behavior or cognition at the indicated dosing levels or at all, the timing and expected progress of clinical trials, our future results of operations and financial position, business strategy, prospective products, planned preclinical studies and clinical or field trials, regulatory approvals, research and development costs, and timing and likelihood of success, as well as plans and objectives of management for future operations, may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.

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
•
our limited operating history;
•
the direct and indirect impact of inflation, interest rates, foreign currency exchange rates, tariffs, instability in the global banking system, geopolitical conflict and macroeconomic conditions, including as a result of the ongoing federal government shutdown and any future temporary federal government shutdowns, on our business, financial condition and operations, including on our expenses, supply chain, strategic partners, research and development costs, clinical trials and employees;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated balance sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$83,394	$127,983
Marketable securities - current	164,916	88,916
Accounts receivable	9,248	1,668
Prepaid expenses	7,747	11,117
Restricted cash - current	—	75
Interest receivable	1,589	700
Other current assets	5,543	2,297
Total current assets	$272,437	$232,756
Marketable securities - long-term	80,315	29,824
Restricted cash - long-term	721	721
Operating lease right-of-use assets	3,708	4,345
Property and equipment, net	3,083	3,909
Total assets	$360,264	$271,555
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,871	$2,498
Accrued and other current liabilities	30,093	18,567
Deferred revenue - current portion	5,763	18,991
Total current liabilities	$41,727	$40,056
Deferred revenue - net of current portion	8,558	—
Other long term liabilities	1,874	2,478
Total long term liabilities	10,432	2,478
Total liabilities	$52,159	$42,534
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized, 55,120,002 and 54,032,826 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	5	5
Additional paid-in capital	747,435	719,997
Accumulated other comprehensive income (loss)	446	(151)
Accumulated deficit	(439,781)	(490,830)
Total stockholders’ equity	$308,105	$229,021
Total liabilities and stockholders’ equity	$360,264	$271,555

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated statements of operations and comprehensive income (loss)

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$10,632	$4,894	$183,018	$13,941
Operating expenses:
Research and development	37,696	22,205	96,227	65,710
Sales, general and administrative	16,027	12,692	45,942	35,950
Total operating expenses	53,723	34,897	142,169	101,660
Income (loss) from operations	(43,091)	(30,003)	40,849	(87,719)
Other income (expense):
Interest income (expense), net	3,463	3,545	10,141	9,668
Other income (expense), net	3	28	59	(448)
Total other income (expense)	3,466	3,573	10,200	9,220
Income (loss) before income taxes	$(39,625)	$(26,430)	$51,049	$(78,499)
Provision for income taxes	(1,278)	—	—	—
Net income (loss)	$(38,347)	$(26,430)	$51,049	$(78,499)
Net income (loss) per share:
Basic	$(0.65)	$(0.47)	$0.88	$(1.48)
Diluted	(0.65)	(0.47)	0.85	(1.48)
Weighted-average common shares outstanding:
Basic	58,611,677	56,341,074	58,278,812	52,991,015
Diluted	58,611,677	56,341,074	60,397,681	52,991,015
Comprehensive income (loss):
Net income (loss)	$(38,347)	$(26,430)	$51,049	$(78,499)
Other comprehensive gain (loss):
Unrealized gain on marketable securities	350	181	597	190
Total other comprehensive gain	$350	$181	$597	$190
Comprehensive income (loss)	$(37,997)	$(26,249)	$51,646	$(78,309)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated statements of stockholders’ equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2023	45,918,233	$5	$561,433	$(24)	$(401,849)	$159,565
Unrealized gain on marketable securities	—	—	—	24	—	24
Stock-based compensation	—	—	5,410	—	—	5,410
Issuance of common stock upon exercise of stock options	79,682	—	250	—	—	250
Issuance of common stock related to employee stock purchase plan	37,542	—	168	—	—	168
Issuance of vested restricted stock units and performance stock units	190,350	—	—	—	—	—
Shares sold as part of controlled equity offering sales agreement, net of commissions	272,270	—	1,299	—	—	1,299
Net loss	—	—	—	—	(26,374)	(26,374)
Balance as of March 31, 2024	46,498,077	$5	$568,560	$—	$(428,223)	$140,342
Unrealized loss on marketable securities	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	7,427	—	—	7,427
Issuance of common stock upon exercise of stock options	252,007	—	766	—	—	766
Issuance of common stock and warrants upon follow-on offering, net of underwriting discounts, commissions and offering costs	5,555,557	—	119,884	—	—	119,884
Net loss	—	—	—	—	(25,695)	(25,695)
Balance as of June 30, 2024	52,305,641	$5	$696,637	$(15)	$(453,918)	$242,709
Unrealized loss on marketable securities	—	—	—	181	—	181
Stock-based compensation	—	—	7,494	—	—	7,494
Issuance of common stock upon exercise of stock options	52,751	—	139	—	—	139
Issuance of common stock related to employee stock purchase plan	73,099	—	364	—	—	364
Shares sold as part of controlled equity offering sales agreement	509,700	—	7,656	—	—	7,656
Net loss	—	—	—	—	(26,430)	(26,430)
Balance as of September 30, 2024	52,941,191	$5	$712,290	$166	$(480,348)	$232,113

Stoke Therapeutics, Inc. and subsidiary continued

Consolidated statements of stockholders’ equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2024	54,032,826	$5	$719,997	$(151)	$(490,830)	$229,021
Unrealized gain on marketable securities	—	—	—	47	—	47
Stock-based compensation	—	—	6,753	—	—	6,753
Issuance of common stock upon exercise of stock options	214,996	—	1,004	—	—	1,004
Issuance of common stock related to employee stock purchase plan	39,467	—	370	—	—	370
Issuance of vested restricted stock units and performance stock units	308,425	—	—	—	—	—
Net income	—	—	—	—	112,879	112,879
Balance as of March 31, 2025	54,595,714	$5	$728,124	$(104)	$(377,951)	$350,074
Unrealized gain on marketable securities	—	—	—	200	—	200
Stock-based compensation	—	—	7,598	—	—	7,598
Issuance of common stock upon exercise of stock options	126,531	—	554	—	—	554
Issuance of vested restricted stock units and performance stock units	1,210	—	—	—	—	—
Net loss	—	—	—	—	(23,483)	(23,483)
Balance as of June 30, 2025	54,723,455	$5	$736,276	$96	$(401,434)	$334,943
Unrealized gain on marketable securities	—	—	—	350	—	350
Stock-based compensation	—	—	8,039	—	—	8,039
Issuance of common stock upon exercise of stock options	262,320	—	2,488	—	—	2,488
Issuance of vested restricted and performance stock units	68,210	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	66,017	—	632	—	—	632
Net loss	—	—	—	—	(38,347)	(38,347)
Balance as of September 30, 2025	55,120,002	$5	$747,435	$446	$(439,781)	$308,105

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated statements of cash flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$51,049	$(78,499)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,365	1,651
Amortization and accretion of marketable securities	(582)	(860)
Stock-based compensation	22,390	20,331
Impairment of right of use asset	696	—
Loss on disposal of property and equipment	(8)	—
Reduction in the carrying amount of right of use assets	1,758	1,683
Changes in assets and liabilities:
Accounts receivable	(7,580)	(348)
Prepaid expenses and other current assets	(765)	(45)
Accounts payable, accrued liabilities and lease liabilities	12,387	909
Deferred revenue	(4,671)	(8,480)
Net cash provided by (used in) operating activities	76,039	(63,658)
Cash flows from investing activities:
Purchases of marketable securities	(224,494)	(138,133)
Purchases of property and equipment	(438)	(161)
Sales of marketable securities	99,181	30,000
Net cash used in investing activities	(125,751)	(108,294)
Cash flows from financing activities:
Proceeds from Employee Stock Purchase Plan	1,002	532
Proceeds from issuance of common stock upon exercise of stock options	4,046	1,155
Proceeds from issuance of common stock in controlled equity offering sales agreements	—	8,955
Proceeds from follow-on offering, net of underwriting discounts, commissions and offering costs	—	119,884
Net cash provided by financing activities	5,048	130,526
Net decrease in cash, cash equivalents and restricted cash	(44,664)	(41,426)
Cash, cash equivalents and restricted cash—beginning of period	128,779	192,011
Cash, cash equivalents and restricted cash—end of period	$84,115	$150,585

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Property and equipment included in accrued expense and accounts payable	$92	$11

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

Shelf Registration

In May 2022, the Company filed a universal Shelf Registration statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”). The Registration Statement was declared effective by the SEC on May 31, 2022, and contained two prospectuses: a base prospectus, which covered the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $400.0 million of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of its common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (the “Sales Agreement”). The specific terms of any securities to be offered pursuant to the base prospectus were specified in a prospectus supplement to the base prospectus. The $150.0 million of common stock that could have been offered, issued and sold under the Sales Agreement prospectus was included in the $400.0 million of securities that could have been offered, issued and sold by the Company under the base prospectus. As of September 30, 2025, the Company had issued approximately 7.0 million shares of common stock pursuant to the Sales Agreement for net proceeds of $61.0 million.

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

In July 2025, the Company filed a universal Shelf Registration statement on Form S-3 (the “2025 Registration Statement”) with the SEC. The 2025 Registration Statement was declared effective by the SEC on July 11, 2025. See “Note 12—Subsequent Events” for additional information related to the 2025 Registration Statement. As of September 30, 2025, the Company had not issued or sold any shares pursuant to the 2025 Registration Statement.

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

Unaudited interim financial information

The accompanying interim unaudited consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements and related notes as of and for the year ended December 31, 2024, which was filed with the SEC on March 18, 2025. The Company’s financial information as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet information as of December 31, 2024 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Reclassification

The Company reclassified $1.7 million of Other current assets as of December 31, 2024 to Accounts receivable in its Consolidated balance sheets to conform to the current year presentation.

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

At September 30, 2025, restricted cash consisted of money market accounts collateralizing letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities.

Cash and cash equivalents, and restricted cash in the consolidated statements of cash flows consists of the following (in thousands):

	As of September 30,
	2025	2024
Cash and cash equivalents	$83,394	$150,016
Restricted cash - current	—	75
Restricted cash - long-term	721	494
Total cash, cash equivalents and restricted cash	$84,115	$150,585

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

3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair value measurements as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$76,100	$—	$—	$76,100
Total	$76,100	$—	$—	$76,100

Marketable Securities:
Corporate bonds	$—	$70,952	$—	$70,952
Commercial paper	—	17,627	—	17,627
US Government debt securities	—	156,652	—	156,652
Total	$—	$245,231	$—	$245,231

	Fair value measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$122,446	$—	$—	$122,446
Total	$122,446	$—	$—	$122,446

Marketable Securities:
Corporate bonds	$—	$18,668	$—	$18,668
Commercial paper	—	6,944	—	6,944
US Government debt securities	—	93,128	—	93,128
Total	$—	$118,740	$—	$118,740

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy. The carrying value of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the consolidated balance sheets as of September 30, 2025 and December 31, 2024.

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

4. Marketable securities

The following table summarizes the Company’s marketable securities as of September 30, 2025 (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$70,780	$179	$(7)	$70,952
Commercial paper	17,621	6	—	17,627
US Government debt securities	156,381	283	(12)	156,652
Total	$244,782	$468	$(19)	$245,231

The following table summarizes the Company’s marketable securities as of December 31, 2024 (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$18,786	$—	$(118)	$18,668
Commercial paper	6,947	—	(3)	6,944
US Government debt securities	93,158	94	(124)	93,128
Total	$118,891	$94	$(245)	$118,740

As of September 30, 2025, the weighted average maturity of the Company’s marketable securities is 0.84 years.

The Company did not record an allowance for credit losses as of September 30, 2025 related to its marketable securities. Further, given the lack of significant change in the credit risk of these investments, the Company did not recognize any other-than-temporary impairment losses.

5. Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued employee compensation costs	$7,222	$7,686
Accrued professional costs	1,672	1,108
Accrued research and development costs	17,496	6,698
Current portion of operating lease liabilities	2,908	2,322
Other current liabilities	795	753
	$30,093	$18,567

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

In January 2025, the Company entered into an agreement to lease 7,581 square feet of space for an initial term of three years and three months. The lease includes two renewal options for an additional three years each. Lease terms commence at $0.7 million per annum, with 2.0% annual base rent increases plus operating expenses, real estate taxes, and utilities. The lease commencement date was July 8, 2025. In July 2025, the Company recognized a right-of-use asset and operating lease liability of $1.8 million. In September 2025, the Company entered into a sublease agreement for the 7,581 square feet of space for a term equal to the initial term of the original lease. Sublease terms commence at $0.4 million per annum with 2% annual rent increases. As a result of this sublease, the Company recognized a right of use asset impairment of $0.7 million.

Future minimum lease payments under non-cancellable leases as of September 30, 2025 were as follows (in thousands):

2025	$780
2026	3,250
2027	701
2028	473
Total lease payments	5,204
Less imputed interest	(422)
Present value of lease liabilities	$4,782

Lease balances as of September 30, 2025 were as follows (in thousands):

Operating right-of-use assets	$3,708
Current Portion of operating lease liabilities	$2,908
Non-current portion of operating lease liabilities	1,874
Total operating lease liabilities	$4,782

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases as of September 30, 2025 were as follows:

Weighted average remaining lease term in years	2.0
Weighted average discount rate	10.15%

Lease expense incurred under operating leases was $0.7 million for the three months ended September 30, 2025 and was $0.7 million for the three months ended September 30, 2024. Lease expense incurred under operating leases was $1.4 million for the nine months ended September 30, 2025 and was $2.1 million for the nine months ended September 30, 2024.

License and research agreements

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton (the “Southampton Agreement”), whereby the Company acquired rights to foundational technologies related to the Company’s TANGO technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. As of September 30, 2025, the Company had paid $0.7 million under the Southampton Agreement as a result of entering into the Acadia Pharmaceuticals Inc. license and collaboration agreement in January 2022 and had recorded a liability of $8.2 million, for a sublicense fee expense, due to the Biogen license and collaboration agreement (see Note 7). Additionally, certain licenses under the Southampton Agreement require the Company to reimburse the University of Southampton for certain past and ongoing patent related expenses. For the three months ended September 30, 2025 these expenses were $0.01 million compared to $0.01 million for the three months ended September 30, 2024, and for the nine months ended September 30, 2025, these expenses were $0.09 million compared to $0.08 million for the nine months ended September 30, 2024.

7. License and collaboration agreements

Acadia Pharmaceuticals Inc.

In January 2022, the Company entered into a License and Collaboration Agreement (the “Acadia Agreement”) with Acadia Pharmaceuticals Inc. (“Acadia”) for the discovery, development and commercialization of novel RNA-based medicines for the treatment of severe and rare genetic neurodevelopmental diseases of the central nervous system. The Acadia Agreement focused on the targets SYNGAP1, MECP2 (Rett syndrome), and an undisclosed neurodevelopmental target of mutual interest. In connection with each target, the Company agreed to collaborate with Acadia to identify potential treatments for further development and commercialization as licensed products. With respect to SYNGAP1, the Company agreed with Acadia to co-develop and co-commercialize licensed products for such target globally, and in connection therewith the Company granted to Acadia worldwide, co-exclusive (with the Company) licenses for such licensed products. Pursuant to the terms of the Acadia Agreement, the Company received an upfront payment of $60.0 million from Acadia. Acadia agreed to fund the research to identify potential licensed products for MECP2 and the neurodevelopmental target, and the Company will equally fund with Acadia the research to identify potential licensed products for SYNGAP1.

Pursuant to the terms of the Acadia Agreement, the Company received an upfront payment of $60.0 million from Acadia. Acadia agreed to fund the research to identify potential licensed products for MECP2 and the neurodevelopmental target, and the Company will equally fund with Acadia the research to identify potential licensed products for SYNGAP1. The Company is eligible to receive up to $245.0 million in potential total milestone payments based upon the achievement of certain development, regulatory, first commercial sales and sales milestone events for the SYNGAP1 program, assuming each milestone were achieved at least once. For

SYNGAP1 licensed products that the Company is co-developing and co-commercializing, the Company will be responsible for 50% of the development and commercialization costs and will receive 50% of the profits from global commercialization. The Company is provided with a co-development and co-commercialization opt out option relating to the SYNGAP1 target indication at the Company’s discretion. Such opt-out would reduce development and commercialization milestones but would provide the Company with royalties on an escalating basis attributable to net sales milestones. As a result of the termination of the Discontinued Acadia Programs effective September 3, 2025, the Company is no longer eligible to receive the milestones for those programs of up to $662.5 million or any royalties related thereto.

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

For the three months ended September 30, 2025, the Company recorded revenue of $1.3 million related to the upfront fee pertaining to the discontinued programs.

As of September 30, 2025, the Company had $1.9 million in upfront consideration associated with the Acadia Agreement relating to performance obligations that were unsatisfied or partially unsatisfied.

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

In connection with the closing of this transaction in February 2025, the Company received an upfront payment of $165.0 million and is eligible to receive development and commercial milestone payments that could total up to approximately $50.0 million and $335.0 million, respectively, if all the specified milestones set forth in this collaboration are achieved. In addition, the Company is eligible to receive tiered, double-digit royalties ranging from the low double-digit to high teen percentages of future net sales on the licensed products. Royalties payable under the Biogen Agreement are subject to standard royalty reductions.

Biogen agreement accounting

At the commencement of the Biogen Agreement, the Company evaluated the Biogen Agreement and determined that it was reflective of a vendor-customer relationship and comprised of the following performance obligations within the scope of ASC 606.

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

The following table provides a summary of the transaction price allocated to each performance obligation, in addition to revenue activity for the three and nine months ended September 30, 2025 (in thousands):

		Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Transaction Price Allocated	Revenue Recognized	Revenue Recognized
Performance obligations
IP License	$150,779	$—	$150,779
Global Development Activity	92,644	6,683	11,524
	$243,423	$6,683	$162,303

As of September 30, 2025 the Company had $12.5 million in upfront consideration associated with the Biogen Agreement relating to performance obligations that are unsatisfied or partially unsatisfied.

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

As of September 30, 2025, there were no shares available for future issuance under the 2014 Plan, 2,576,369 shares were available under the 2019 Plan and 1,193,784 shares were available under the 2023 Plan.

During the three months ended September 30, 2025, the Company granted options to purchase 809,300 shares of common stock to certain of its employees. The options vest over a period of up to four years and are exercisable at a per share price equal to the fair value of the common stock on the grant date. During the three months ended September 30, 2025, the Company did not grant any RSUs or performance stock units ("PSUs") to its employees.

Stock-based compensation

As of September 30, 2025, there was $37.0 million of unrecognized compensation cost related to unvested stock options granted under the 2019 and 2023 Plans. Compensation expense is expected to be recognized over a weighted average period of 2.6 years as of September 30, 2025. As of September 30, 2025, there was $13.6 million of unrecognized stock-based compensation related to RSUs and $0.5 million of unrecognized stock-based compensation related to PSUs. The compensation expense for RSUs and PSUs is expected to be recognized over a weighted average period of 2.4 years.

Stock-based compensation expense recorded as research and development and sales, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$3,200	$2,978	$8,688	$7,994
Sales, general and administrative	4,839	4,516	13,702	12,337
Total	$8,039	$7,494	$22,390	$20,331

2019 Employee stock purchase plan

In June 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 18, 2019. The Company initially reserved 315,000 shares of common stock for sale under the ESPP. At September 30, 2025, the Company had 2,065,913 shares available for issuance under the ESPP. The average grant date fair value per share under the ESPP was $11.46 for 2025. The total ESPP stock-based compensation expense for the three and nine months ended September 30, 2025 was $0.1 million and $0.4 million, respectively, and for the three and nine months ended September 30, 2024 was $0.1 million and $0.3 million, respectively. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first ten calendar years following the first offering date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or a lower amount determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP will not exceed 3,150,000 shares of the Company’s common stock.

9. Net income (loss) per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(38,347)	$(26,430)	$51,049	$(78,499)
Denominator:
Weighted-average number of common shares, basic	58,611,677	56,341,074	58,278,812	52,991,015
Weighted-average number of common shares, diluted	58,611,677	56,341,074	60,397,681	52,991,015
Net income (loss) per share, basic	$(0.65)	$(0.47)	$0.88	$(1.48)
Net income (loss) per share, diluted	$(0.65)	$(0.47)	$0.85	$(1.48)

As the Company had net income during the nine months ended September 30, 2025, the Company’s potential dilutive securities, which include stock options, restricted stock units and performance stock units, were included in the calculation of diluted net income per share attributable to common stockholders. For the three months ended September 30, 2025 and for the three and nine months ended September 30, 2024, the Company’s potential dilutive securities, which include stock options, restricted stock units and performance stock units have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the three months ended September 30, 2025 and for the three and nine months ended September 30, 2024.

The Company excluded the following potential common stock, presented based on amounts outstanding at September 30, 2025 and 2024 from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Outstanding options to purchase common stock	9,552,776	8,683,588	6,759,812	8,683,588
Restricted stock units	1,588,510	2,341,683	119,730	1,969,683
Performance stock units	201,000	—	—	372,000
Total	11,342,286	11,025,271	6,879,542	11,025,271

10. Income taxes

For the nine months ended September 30, 2025, the Company did not have any income tax expense recorded in its consolidated statements of operations and comprehensive income (loss). Prior recorded income tax expense of $1.1 million and $0.1 million for federal and state, respectively, were reversed due to the passage on July 4, 2025 of the One Big Beautiful Bill Act ("OBBBA"). While the Company currently does not anticipate OBBBA will have a material impact on its estimated annual effective tax rate in 2025, it will continue to assess its impact. The Company did not record an income tax expense in its consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2024. The Company has provided a valuation allowance for the full amount of its net deferred tax assets as of September 30, 2025 and December 31, 2024, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

11. Segment Information

The Company comprises one reportable segment, Stoke. As of September 30, 2025, this segment has not generated any product revenue since inception, as it does not yet have approved products for sale.

The Company primarily generates revenue in North America, with its long-lived assets also concentrated in this region, and manages its business activities on a consolidated basis. Decisions concerning the allocation of the Company’s resources are made by the Company’s Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer. The CODM views the Company’s operations as a single operating segment which is the business of discovering and developing RNA-based medicines, using the Targeted Augmentation of Nuclear Gene Output (“TANGO”) approach and developing antisense oligonucleotides (“ASOs”) to selectively restore protein levels.

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

The following table reconciles segment direct profit or loss to the Company’s consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$10,632	$4,894	$183,018	$13,941
Zorevunersen(1)	21,087	7,712	50,143	23,796
ADOA(1)	1,607	1,438	3,747	4,961
SYNGAP1(1)	917	399	2,075	922
MECP2(1)	16	323	(38)	820
Other external program costs	2,221	1,725	5,891	5,820
Payroll and other personnel costs - R&D (2)	12,627	9,685	35,256	27,000
Payroll and other personnel costs - SG&A (2)	8,941	8,724	26,849	24,079
Other non-program costs - R&D (3)	1,713	1,588	4,738	4,519
Other non-program costs - SG&A (3)	4,594	3,303	13,508	9,743
Subtotal	(53,723)	(34,897)	(142,169)	(101,660)
Other segment items
Interest expense	(3)	0	(6)	(27)
Interest income	3,466	3,545	10,147	9,695
Other income (expense)	3	28	59	(448)
Provision for income taxes	(1,278)	—	—	—
Total other segment items	4,744	3,573	10,200	9,220
Segment net income (loss)	$(38,347)	$(26,430)	$51,049	$(78,499)

(1) Includes external research and development and sales, general and administrative expenses associated with programs.

(2) Includes salaries, benefits and other personnel related expenses, including stock based compensation expense, of relevant personnel.

(3) Includes costs incurred for conducting non-program activities related to Company activities.

12. Subsequent events

Since September 30, 2025, through the date of the issuance of these consolidated financial statements, the Company sold approximately 1.8 million shares of its common stock and received $48.7 million in net proceeds after deducting commissions.

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

Overview

We are a late-stage clinical company dedicated to addressing the underlying causes of severe diseases by upregulating protein expression with RNA-based medicines. Using our proprietary TANGO (Targeted Augmentation of Nuclear Gene Output) approach, we are developing antisense oligonucleotides (“ASOs”) to selectively restore protein levels.

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

Following discussions with the U.S. Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”), and Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”), a Phase 3 study, EMPEROR, was initiated in May 2025,with the first patient dosed in August 2025.This trial follows the completion of two open-label Phase 1/2a studies, MONARCH in the United States and ADMIRAL in the United Kingdom, and further evaluates the efficacy and safety of zorevunersen in children and adolescents ages 2 to up to 18 with Dravet syndrome.

In addition to the MONARCH and ADMIRAL studies, we continue to run open-label extension (“OLE”) studies in patients who completed the Phase 1/2a studies and met study entry criteria. The four studies have shown substantial and durable reductions in convulsive seizure frequency when administered on top of standard of care anti-seizure medicines. In the Phase 1/2a studies, 85% of patients were taking at least three and 54% were taking at least four medicines to control seizures. Half the patients in the studies were taking concomitant fenfluramine. Ongoing treatment has led to continuous improvements in cognition and behavior through three years. Additional improvements were indicated within the first nine months of treatment among patients in the Phase 1/2a study. These improvements were observed across multiple domains of the Vineland-3 (Vineland Adaptive Behavior Scale, Third Edition), a standardized assessment of behavioral outcomes that is a key secondary endpoint for the Phase 3 study. Zorevunersen has been generally well tolerated across the studies.

In addition to our Dravet program, we are also pursuing treatment for a second haploinsufficient disease, autosomal dominant optic atrophy (“ADOA”), the most common inherited optic nerve disorder for which there are currently no approved treatments. STK-002 is our clinical candidate for the treatment of ADOA. STK-002 is designed to upregulate OPA1 protein expression by leveraging the non-mutant (wild-type) copy of the OPA1 gene to restore OPA1 protein expression with the aim to stop or slow vision loss in patients with ADOA. In a non-human primate (NHP) model of ADOA conducted in collaboration with UC Davis, treatment with STK-002 was well tolerated and helped protect, and possibly improve, eye health. The data suggest that STK-002 may help preserve the function of important vision-related nerve cells, which could potentially improve or maintain vision. We received authorization in the UK to proceed with a Phase 1 open-label study (OSPREY) of children and adults ages 6 to 55 who have an established diagnosis of ADOA and have evidence of a genetic mutation in the OPA1 gene. The trial initiated in August, and we plan to enroll our first patient in the Phase 1 study in the second half of 2025.

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

On April 2, 2024, we completed an underwritten public offering, pursuant to the 2022 Registration Statement, of 5,555,557 shares of common stock at a public offering price of $13.50 per share and issued pre-funded warrants to purchase 3,703,730 shares of common stock at a public offering price of $13.499 per share subject to an exercise price equal to $0.0001. The common stock and pre-funded warrants sold resulted in net proceeds of approximately $119.9 million after deducting underwriting discounts, commissions and offering costs. No pre-funded warrants have been exercised as of September 30, 2025.

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

As of September 30, 2025, we had issued approximately 7.0 million shares of common stock pursuant to the Sales Agreement for net proceeds of $61.0 million pursuant to the 2022 Registration Statement. As of September 30, 2025, we had not issued or sold any shares pursuant to the 2024 Registration Statement or 2025 Registration Statement. Since September 30, 2025, through the date of the issuance of these consolidated financial statements, we sold approximately 1.8 million shares of our common stock and received $48.7 million, net of commissions, pursuant to the 2025 Registration Statement. We may terminate this at-the-market program at any time, pursuant to its terms.

As of September 30, 2025 and December 31, 2024 we had $328.6 million and $246.7 million, respectively, in cash, cash equivalents and marketable securities.

Since inception, we have primarily had operating losses, which are attributable to research and development activities. Our net losses were $38.3 million and $26.4 million for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 we had a net income of $51.0 million and for the nine months ended September 30, 2024 we had net losses of $78.5 million. As of September 30, 2025, we had an accumulated deficit of $439.8 million.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, sales, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, sales, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses and losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products, as well as hire additional personnel, develop commercial infrastructure, pay fees to outside consultants, lawyers and accountants, and incur increased costs associated with being a public company such as expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, insurance and investor relations costs. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Based upon our current operating plan, we believe that our cash, cash equivalents, and marketable securities of approximately $328.6 million as of September 30, 2025, will fund operations to mid-2028. To date, we have not had any products approved for sale and have not generated any product sales. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

Program Update

Dravet Syndrome Program – zorevunersen

Presentations of new clinical data for zorevunersen at medical congresses have provided greater understanding of its disease-modifying potential that is highly differentiated from any currently available treatments. In August 2025, we announced new positive findings from the long-term open-label extension (OLE) studies of zorevunersen in children and adolescents with Dravet syndrome.

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

Exhibit 1: Three Year OLE Seizure Data

Source: Stoke data

Exhibit 2: Three Year Vineland OLE Cognition and Behavior

Source: Stoke data

In September 2025, at the 36th International Epilepsy Congress, we presented three-year safety and efficacy data from patients who were treated in the ongoing OLE studies following initial treatment in the Phase 1/2a studies. Zorevunersen was generally well tolerated with no new safety findings emerging. Efficacy data showed durable reductions in major motor seizure frequency on top of standard-of-care anti-seizure medicines and continuing improvements in cognition and behavior. Additionally in October at the 54th Child Neurology Society Annual Meeting, we presented new two-year data from an analysis that was initially performed to understand the potential effects of the Phase 3 dosing regimen on cognition and behavior. The results showed continuing improvements in cognition and behavior at two years that contrast with findings from a two-year natural history study in which patients with Dravet syndrome who were treated with standard of care showed minimal changes. In addition, similar improvements in overall clinical status were reported separately by clinicians and caregivers in 95% of patients treated with zorevunersen in the ongoing OLE studies (n=19).

The global Phase 3 EMPEROR study is actively recruiting patients in the U.S., UK, and Japan. European sites are expected to initiate in 2026. We previously disclosed that more than 150 patients had been identified by investigators as potential study candidates. As of the end of October, more than 20 patients had been randomized and approximately 35 additional patients entered the formal 8-week screening period that immediately precedes randomization to zorevunersen or sham. We are scheduled to meet with the FDA before the end of the year to review four years of safety and efficacy data from clinical studies of zorevunersen. We plan to discuss how the Company and Agency can work together under our Breakthrough Therapy Designation to deliver zorevunersen to patients through potential expedited regulatory pathways.

ADOA Program – STK-002

We are also pursuing treatment for ADOA, the most common inherited optic nerve disorder, with STK-002. Patient recruitment into the Phase 1 OSPREY study of STK-002 is underway in the UK. The OSPREY study has also been authorized by the European Medicines Authority, and European sites are expected to activate in early 2026. In October, we presented 24-month data from the FALCON natural history study at the 2025 American Academy of Ophthalmology Annual Meeting. Data provided insights into disease etiology, progression and clinical assessments that are helping to inform clinical development of STK-002.

Financial operations overview

Revenue

We are comprised of one reportable segment and, as of September 30, 2025 and 2024, have not generated any product revenue since inception, as we do not yet have approved products for sale. If we are able to successfully develop, receive regulatory approval for and commercialize any of our current or future product candidates alone or in collaboration with third parties, we may generate revenue from the sales of these product candidates.

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

For the nine months ended, September 30, 2025, we recognized revenue related to the Biogen collaboration of $162.3 million.

In January 2022, we entered into a license and collaboration agreement (the “Acadia Agreement”) with Acadia Pharmaceuticals Inc. (“Acadia”) for the discovery, development and commercialization of novel RNA-based medicines for the treatment of severe and rare genetic neurodevelopmental diseases of the central nervous system. The Acadia Agreement focused on the targets SYNGAP1, MECP2 (Rett syndrome), and an undisclosed neurodevelopmental target of mutual interest. In connection with each target, we agreed to collaborate with Acadia to identify potential treatments for further development and commercialization as licensed products. With respect to SYNGAP1, we have agreed with Acadia to co-develop and co-commercialize licensed products for such target globally, and in connection therewith we granted to Acadia worldwide, co-exclusive (with us) licenses for such licensed products. With respect to MECP2 and the neurodevelopmental target, we granted to Acadia worldwide, exclusive licenses to develop and commercialize licensed products for such targets. Effective as of September 3, 2025, Acadia terminated the MECP2 and the undisclosed neurodevelopmental programs under the Acadia Agreement (the “Discontinued Acadia Programs”) and rights to these targets returned to us. The collaboration with Acadia with respect to SYNGAP1 remains ongoing.

Pursuant to the terms of the agreement, we received an upfront payment of $60.0 million from Acadia. Acadia agreed to fund the research to identify potential licensed products for the Discontinued Acadia Programs, and we will equally fund with Acadia the research to identify potential licensed products for SYNGAP1. We are eligible to receive up to $245.0 million in potential total milestone payments based upon the achievement of certain development, regulatory, first commercial sales and sales milestone events for the SYNGAP1 program, assuming each milestone were achieved at least once. For SYNGAP1 licensed products that we are co-developing and co-commercializing, we will be responsible for 50% of the development and commercialization costs and will receive 50% of the profits from global commercialization. We are provided with a co-development and co-commercialization opt out option relating to the SYNGAP1 target indication at our discretion. Such opt-out would reduce development and commercialization milestones but would provide us with royalties on an escalating basis attributable to net sales milestones. As a result of the termination of the Discontinued Acadia Programs, the Company is no longer eligible to receive the milestones for those programs of up to $662.5 million or any royalties related thereto.

For the nine months ended, September 30, 2025, we recognized revenue related to the Acadia collaboration of $20.7 million.

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

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Zorevunersen	$18,983	$7,280	$45,347	$22,357
ADOA	1,559	1,316	3,507	4,531
SYNGAP1	917	399	2,077	922
MECP2	16	323	(38)	820
Non-program specific and unallocated research and development expenses	16,221	12,887	45,334	37,080
Total research and development expenses	$37,696	$22,205	$96,227	$65,710

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

Sales, general and administrative expenses

Sales, general and administrative expenses consist primarily of personnel costs, costs related to maintenance and filing of intellectual property, expenses for outside professional services, including legal, human resources, information technology, audit and accounting services, and facilities and other expenses. Personnel costs consist of salaries, benefits and stock-based compensation expense. We expect our sales, general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of operating as a public company and the potential commercialization of our product candidates. These increases are anticipated to include increased costs related to the hiring of additional personnel, developing commercial infrastructure, fees to outside consultants, lawyers and accountants, and costs associated with being a public company such as expenses related to services associated with maintaining compliance with Nasdaq listing rules and SEC requirements, insurance and investor relations costs.

Other income (expense)

Our other income (expense), net includes (i) interest income earned on cash reserves in our operating, money market fund, investment accounts and on our marketable securities investments and (ii) other items of income (expense), net.

Results of operations for the three months ended September 30, 2025 and 2024

The following table sets forth our results of operations:

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Consolidated statements of operations:
Revenue	$10,632	$4,894
Operating expenses:
Research and development	37,696	22,205
Sales, general and administrative	16,027	12,692
Total operating expenses	53,723	34,897
Loss from operations	$(43,091)	$(30,003)
Other income (expense):
Interest income (expense), net	3,463	3,545
Other income (expense), net	3	28
Loss before income taxes	$(39,625)	$(26,430)
Provision for income taxes	(1,278)	—
Net loss	$(38,347)	$(26,430)

Revenue

Revenue for the three months ended September 30, 2025 was $10.6 million compared to $4.9 million for the three months ended September 30, 2024, an increase of $5.7 million. Revenue is generated from satisfying contractual obligations of the collaboration and licensing agreements with Acadia and Biogen. The increase in revenue is driven by $6.7 million for global development activities as part of the Biogen Agreement offset by a decrease of $1.0 million related to the Acadia Agreement.

Research and development expenses

Research and development expenses were $37.7 million for the three months ended September 30, 2025 as compared to $22.2 million for the three months ended September 30, 2024, an increase of $15.5 million. The table below summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,
	2025	2024
Zorevunersen	$18,983	$7,280
ADOA	1,559	1,316
SYNGAP1	917	399
MECP2	16	323
Personnel-related expenses	12,627	9,398
Third-party services	877	213
Scientific consulting	540	482
Facilities and other research and development expenses	2,177	2,794
Total research and development expenses	$37,696	$22,205

The increase in research and development expenses was attributable to an increase of $3.2 million in personnel-related expenses, $11.7 million in expenses related to our zorevunersen program, $0.2 million in expenses related to our ADOA program, both of which are comprised of third-party services and scientific consulting fees, an increase of $0.2 million in external third-party expenses related to SYNGAP1 and MECP2, and an increase of $0.2 in facilities and other non-program related costs.

Sales general and administrative expenses

Sales, general and administrative expenses were $16.0 million for the three months ended September 30, 2025 as compared to $12.7 million for the three months ended September 30, 2024. The increase of $3.3 million in sales, general and administrative expenses was attributable to an increase of $2.5 million in personnel expenses and an increase $0.8 million in facilities and other sales, general and administrative costs.

Other income (expense)

Other income (expense) was $3.5 million for the three months ended September 30, 2025 as compared to $3.6 million for the three months ended September 30, 2024.

Results of operations for the nine months ended September 30, 2025 and 2024

The following table sets forth our results of operations:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Consolidated statements of operations:
Revenue	$183,018	$13,941
Operating expenses:
Research and development	96,227	65,710
Sales, general and administrative	45,942	35,950
Total operating expenses	142,169	101,660
Income (loss) from operations	$40,849	$(87,719)
Other income (expense):
Interest income (expense), net	10,141	9,668
Other income (expense), net	59	(448)
Income (loss) before income taxes	$51,049	$(78,499)
Provision for income taxes	—	—
Net income (loss)	$51,049	$(78,499)

Revenue

Revenue for the nine months ended September 30, 2025 was $183.0 million compared to $13.9 million for the nine months ended September 30, 2024, an increase of $169.1 million. Revenue is generated from satisfying contractual obligations of the collaboration and licensing agreement with Acadia and Biogen. The increase of $169.1 million is primarily driven by $150.8 million related to the IP license performance obligation and $11.5 million for global development activities as part of the Biogen Agreement and $6.8 million related to the Acadia Agreement.

Research and development expenses

Research and development expenses were $96.2 million for the nine months ended September 30, 2025 as compared to $65.7 million for the nine months ended September 30, 2024, an increase of $30.5 million. The table below summarizes our research and development expenses (in thousands):

	Nine Months Ended September 30,
	2025	2024
Zorevunersen	$45,347	$22,357
ADOA	3,507	4,531
SYNGAP1	2,077	922
MECP2	(38)	820
Personnel-related expenses	35,256	26,222
Third-party services	1,881	677
Scientific consulting	1,293	1,226
Facilities and other research and development expenses	6,904	8,955
Total research and development expenses	$96,227	$65,710

The increase in research and development expenses was attributable to an increase of $23.0 million in expenses related to zorevunersen, which is comprised of third-party services and scientific consulting fees, an increase of $9.0 million in personnel-related expenses, an increase of $0.3 million in external third-party expenses related to SYNGAP1 and MECP2, offset by a decrease of $1.0 million in expenses related to our ADOA program, which is comprised of third-party services and scientific consulting fees and $0.8 million in facilities and other research and development costs.

Sales general and administrative expenses

Sales, general and administrative expenses were $45.9 million for the nine months ended September 30, 2025 as compared to $36.0 million for the nine months ended September 30, 2024. The increase of $9.9 million in sales, general and administrative expenses was attributable to an increase of $2.4 million in professional fees, $6.7 million in personnel related expenses, and $0.8 million in facilities and other sales, general and administrative costs.

Other income (expense)

Other income (expense) was $10.2 million for the nine months ended September 30, 2025 as compared to $9.2 million for the nine months ended September 30, 2024.

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

Under U.S. GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Accordingly, the impact of the OBBBA was reflected as of September 30, 2025 with the reversal of previously recognized income tax expense for both federal and state.

Liquidity and capital resources

Since our inception through September 30, 2025, our operations have been financed by net proceeds of $836.6 million from the sale of convertible notes payable and our convertible preferred stock, our initial public offering, public offerings of common stock and pre-funded warrants, proceeds from the Sales Agreement and the upfront payments from Acadia and Biogen. As of September 30, 2025, we had $328.6 million in cash, cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. On April 2, 2024, we completed an underwritten public offering of our common stock and issued and sold 5,555,557 shares of common stock at a public offering price of $13.50 per share and issued pre-funded warrants to purchase 3,703,730 shares of common stock at a public offering price of $13.499 per share subject to an exercise price equal to $0.0001. The common stock and warrants sold resulted in net proceeds of $119.9 million after deducting underwriting discounts, commissions and offering costs. No pre-funded warrants have been exercised.

We have primarily incurred losses since our inception in June 2014 and, as of September 30, 2025, we had an accumulated deficit of $439.8 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, sales, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Based upon our current operating plan, we believe that our cash, cash equivalents, and marketable securities of approximately $328.6 million as of September 30, 2025, will fund operations to mid-2028. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global macroeconomic conditions, including inflation, changing interest rates and instability in the global banking system, tariffs, and disruptions to and volatility in the credit and financial markets in the United States and worldwide. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Cash flows

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$76,039	$(63,658)
Investing activities	(125,751)	(108,294)
Financing activities	5,048	130,526
Net decrease in cash, cash equivalents and restricted cash	$(44,664)	$(41,426)

Operating activities

During the nine months ended September 30, 2025, cash provided by operating activities was $76.0 million. This was attributable to a net income of $51.0 million, a net change of $0.6 million in our net operating assets and liabilities and non-cash charges of $25.6 million for stock-based compensation, depreciation, amortization and accretion of marketable securities, and a reduction in the carrying amount of right of use assets.

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

Investing activities

Our investing activities during the nine months ended September 30, 2025 consisted primarily of $224.5 million of purchases of marketable securities and $0.5 million of purchases of property plant and equipment offset by $99.2 million from the sales of marketable securities.

Our investing activities during the nine months ended September 30, 2024 consisted primarily of $138.1 million of purchases of marketable securities offset by $30.0 million from the sales of marketable securities.

Financing activities

Our financing activities during the nine months ended September 30, 2025 consisted of $4.0 million from the exercise of stock options and $1.0 million in proceeds from our Employee Stock Purchase Plan (the “ESPP”).

Our financing activities during the nine months ended September 30, 2024 consisted of $119.9 million of net proceeds from a follow-on offering, $9.0 million of net proceeds from the controlled equity offering sales agreement, $1.2 million from the exercise of stock options and $0.5 million in proceeds from our ESPP.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of September 30, 2025 and the effects that such obligations are expected to have on our liquidity and cash flows in future fiscal periods:

	Payments Due by Fiscal Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$5,204	$780	$4,424	$—	$—
Total	$5,204	$780	$4,424	$—	$—

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

In January 2025, we entered into an agreement to lease 7,581 square feet of space for an initial term of three years and three months. The lease includes two renewal options for an additional three years each. Lease terms commence at $0.7 million per annum, with 2.0% annual base rent increases plus operating expenses, real estate taxes, and utilities. The lease commencement date was July 8, 2025. In July 2025, we recognized a right-of-use asset and operating lease liability of $1.8 million. In September 2025, we entered into a sublease agreement for the 7,581 square feet of space for a term equal to the initial term of the original lease. Sublease terms commence at $0.4 million per annum with 2% annual rent increases. As a result of this sublease, we recognized a right of use asset impairment of $0.7 million.

Commitments

Our commitments primarily consist of obligations under our agreement with the University of Southampton. As of September 30, 2025, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6—Commitments and Contingencies of the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risks in the ordinary course, primarily including interest sensitivities. As of September 30, 2025 and December 31, 2024, we had cash, cash equivalents and marketable securities of $328.6 million and $246.7 million respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

Inflation Risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the periods ended September 30, 2025 and 2024.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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
•
the direct and indirect impact of general economic, industry and market conditions, including fluctuating interest rates, inflation, market volatility, tariffs, potential recessions, the ongoing federal government shutdown and any future potential federal government shutdowns, and any health pandemic on our business and operations, third party vendors, supply chain, and regulatory approvals;
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

Even if our product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials, the ongoing federal government shutdown and any future federal government shutdowns and the review process.

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

Similar consequences may occur as a result of the current or any future shutdown of the federal government. On October 1, 2025, the U.S. government and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities. If the government shutdown is prolonged, or if geopolitical or global health concerns prevent the FDA from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, the current government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We have incurred net losses in each year since our inception. We had net losses of $38.3 million for the three months ended September 30, 2025 and $26.4 million for the three months ended September 30, 2024. We had a net income of $51.0 million for the nine months ended September 30, 2025 and a net loss of $78.5 million for the three months ended September 30, 2024. As of September 30, 2025, we had accumulated deficits of $439.8 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from sales, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated sales, general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for zorevunersen, STK-002 and other future product candidates, if any, and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our cash, cash equivalents, and marketable securities of approximately $328.6 million as of September 30, 2025, will fund operations to mid-2028. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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

We previously were not required to independently comply with Section 404(a) of the Sarbanes-Oxley Act. Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC. We were required to meet these standards in the course of preparing our financial statements as of and for the nine months ended September 30, 2025, and our management is required to report on the effectiveness of our internal control over financial reporting for such year and annually thereafter. Additionally, once we are no longer a “smaller reporting company,” our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the nine months ended September 30, 2025, none of our directors or officers, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of a "Rule 10b5-1 trading agreement" or "non-Rule 10b-51 trading agreement," as those terms are defined in Regulations S-K, Item 408, except as described below:

Name	Title	Action	Date	Rule 10b5-1*	Non Rule 10b5-1**	Total Shares to be Sold	Expiration Date(1)
Adrian Krainer	Director	Adoption	8/15/2025	X		203,360	08/15/2026
Arthur Tzianabos	Director	Adoption	8/15/2025	X		182,023	08/01/2027

*Intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Act.

**Not intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Act.

(1) Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier of (a) the completion of all purchases or sales or (b) the date listed in the table.

Each new Rule 10b5-1 Plan that was adopted in the above table includes a representation from Drs. Krainer and Tzianabos, respectively, to the broker administering the plan that he was not in possession of any material nonpublic information regarding the Company or the securities subject to the Rule 10b5-1 Plan at the time the Rule 10b5-1 Plan was entered into. A similar representation was made to us in connection with the adoption of the Rule 10b5-1 Plan under our insider trading policy. Those representations were made as of the Adoption Date set forth above, and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which the directors and officers was unaware, or with respect to any material nonpublic information acquired by the above directors and officers or passage after the date of the representation.

Once executed, transactions under a Rule 10b5-1 Plan adopted during the period described above will be disclosed publicly through Form 4 and/or Form 144 filings with the SEC in accordance with applicable securities laws, rules, and regulations. Except as may be required by law, we do not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by Drs. Krainer or Tzianabos, respectively, or other officers or directors of the Company.

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

STOKE THERAPEUTICS, INC.

Date: November 4, 2025	By:	/s/ Ian F. Smith
Ian F. Smith
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2025	By:	/s/ Thomas E. Leggett
Thomas E. Leggett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)