Form 10-K
period 2025-12-31
Stoke Therapeutics, Inc.
filed 2026-03-16
CIK 1623526

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $592 million. The number of shares of Registrant’s Common Stock outstanding as of February 28, 2026 was 59,150,790.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. The Definitive Proxy Statement will be filed within 120 days of the Registrant’s fiscal year ended December 31, 2025. Except with respect to information specifically incorporated by reference in this Form 10-K, the Definitive Proxy Statement is not deemed to be filed as part of this Form 10-K.

Auditor Firm Id: 185 Auditor Name: KPMG LLP Auditor Location: Boston, MA USA

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Annual Report on Form 10-K, including, but not limited to, statements regarding the receipt of potential milestone or royalty payments or the exercise of the option under our collaboration agreement with Biogen International GmbH (“Biogen”); the ability of zorevunersen (STK-001) to treat the underlying causes of Dravet syndrome and reduce seizures or show improvements in behavior or cognition at the indicated dosing levels or at all, the timing and expected progress of clinical trials, our future results of operations and financial position, business strategy, prospective products, planned preclinical studies and clinical or field trials, regulatory approvals, research and development costs, and timing and likelihood of success, as well as plans and objectives of management for future operations, may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.

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
•
the success of our collaborations with Acadia Pharmaceuticals and Biogen and our ability to enter into successful collaborations in the future;
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

Zorevunersen is currently being evaluated in our global Phase 3 clinical study, EMPEROR, which was initiated in May 2025, with the first patient dosed in August 2025.. We expect to complete enrollment of approximately 150 patients in the second quarter of 2026, with pivotal Phase 3 data anticipated in mid-2027 to support the submission of a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”). We plan to initiate a rolling NDA submission in the first half of 2027.

This trial follows the completion of two open-label Phase 1/2a studies, MONARCH in the United States and ADMIRAL in the United Kingdom, and further evaluates the efficacy and safety of zorevunersen in children and adolescents ages 2 to up to 18 with Dravet syndrome. The Phase 1/2a and open-label extension (“OLE”) studies in patients with Dravet syndrome have provided positive data, showing substantial and durable reductions in convulsive seizure frequency on top of currently available anti-seizure medicines. Additionally, ongoing treatment has led to continuous improvements in cognition and behavior, as measured by Vineland-3 (Vineland Adaptive Behavior Scale, Third Edition), a standardized assessment of behavioral outcomes. Zorevunersen was generally well tolerated across the studies.

We are led by an executive management team that has extensive expertise across human genetics and modulation of RNA processes using ASOs, as well as a track record of success in rare disease drug development, commercialization, and corporate strategy. Our executive team and co-founders have been previously involved with other companies in the discovery, clinical development, business development and commercialization of many treatments for rare diseases, including Vertex’s Kalydeco, Sarepta’s Exondys 51 (eteplirsen) and Biogen’s SPINRAZA. Their collective expertise supports our efforts to advance our pipeline, execute strategic transactions and bring innovative therapies to patients worldwide.

Our strategy

We are using our proprietary RNA therapeutics platform to create ASOs for the treatment of severe diseases. The critical pillars of our strategy include:

•
Deliver zorevunersen to patients as quickly as possible. We believe zorevunersen has the potential to significantly reduce both the occurrence and frequency of seizures and improve non-seizure aspects of Dravet syndrome, such as cognition and behavior. We have robust Phase 1/2a and ongoing OLE data supporting zorevunersen’s long-term, disease modifying potential. We have engaged with clinical sites to efficiently recruit patients and project data from our Phase 3 EMPEROR study by mid-2027. In parallel, we continue to leverage Breakthrough Therapy Designation to engage with the FDA to identify opportunities to deliver zorevunersen to patients faster.
•
Expand capabilities to ensure successful commercialization of zorevunersen in the U.S., Canada and Mexico. We continue to invest in our internal capabilities, with a focus on expanding our medical affairs and commercial teams. We are recruiting experienced commercial leaders from across the rare disease space to help identify and access potential patients and educate healthcare providers on the benefits and risks of our medicines. To complement these efforts, we have a collaboration for the development and commercialization of zorevunersen outside of the United States, Canada, and Mexico (the “Biogen Territory”). We believe that Biogen is the ideal partner given its global capabilities, deep experience in neurology and successful track record commercializing high-value, disease-modifying medicines for rare genetic diseases.
•
Advance and expand our pipeline. We are advancing our second product candidate, STK-002, a potential disease modifying therapy for the treatment of autosomal dominant optic atrophy (ADOA), via an ongoing Phase 1 study. In addition, we are expanding into other disease areas. We leverage proprietary bioinformatics algorithms and extensive in-house expertise in whole-transcriptome RNA sequencing to rapidly and systematically identify diseases that we believe can be addressed using our approach. We are advancing several preclinical programs across multiple disease areas, including the central nervous system (the “CNS”) and eye. We will continue to establish strategic collaborations with biopharmaceutical companies whose capabilities and expertise complement our scientific platform.
•
Continue to strengthen and expand our intellectual property portfolio. We have an intellectual property estate that includes multi-national issued and pending claims for the TANGO mechanisms, as well as multi-national issued and pending claims relating to compositions of matter of oligonucleotides designed to target specific TANGO elements in genes for many genetic diseases that we believe are amenable to upregulation of target protein expression using TANGO. Our proprietary position is reinforced by additional technical know-how and trade secrets. We continually assess and refine our intellectual property strategy as we identify new disease areas amenable to TANGO, and we will file additional patent applications as appropriate.

Our Development Programs

We believe our ASOs can be applied to treat a wide range of severe diseases, and we have carefully designed and prioritized our pipeline strategy to maximize this opportunity. We are focused on applying the transformative potential of our TANGO platform to developing medicines for patients with diseases where the genetic abnormality is known and is found in a single gene. We therefore are more confident for a given disease which gene will need to be upregulated, thus mitigating the uncertainty of the disease biology. We are currently focused on developing product candidates to treat autosomal dominant haploinsufficiency diseases, or disorders in which one copy of a gene is mutated and results in approximately 50% of normal protein expression. Within haploinsufficiencies, we are prioritizing genetic diseases of the CNS and the eye for our near-term development efforts.

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

Exhibit 1: Pipeline

Zorevunersen for the treatment of Dravet syndrome

Zorevunersen is an investigational new medicine for the treatment of Dravet syndrome currently being evaluated in the global Phase 3 EMPEROR study. By addressing the genetic cause of Dravet syndrome, we believe that zorevunersen has the potential to be a disease-modifying therapy. Zorevunersen is designed to upregulate Nav1.1 protein expression by leveraging the non-mutant (wild-type) copy of the SCN1A gene to restore physiological Nav1.1 protein levels, thereby reducing the occurrence of seizures and also addressing behavior, cognition and neurodevelopmental impairments. In December 2024, the FDA granted zorevunersen Breakthrough Therapy Designation for the treatment of Dravet syndrome with a confirmed mutation, not associated with gain-of-function, in the SCN1A gene.

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

Approximately 85% of cases of Dravet syndrome are caused by a pathogenic mutation or deletion of the SCN1A gene. At least 1,700 different de novo mutations in the SCN1A gene have been identified to date in Dravet syndrome patients, including single nucleotide substitutions, small insertions or deletions and even whole gene deletions. SCN1A codes for the alpha subunit of the voltage-gated sodium channel, or Nav1.1 protein, an ion channel that is essential for the generation and propagation of action potentials. More than 95% of the disease-causing mutations of SCN1A cause loss-of-function, resulting in haploinsufficiency (approximately 50% reduction) of the Nav1.1 protein in select neurons in the brain.

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

Current treatments and unmet need

Current treatments for Dravet syndrome only address the occurrence of seizures, not the underlying cause. Despite the availability of approved antiseizure medications (“ASMs”) for Dravet syndrome, up to 57% of patients fail to achieve greater than 50% reduction in seizure frequency, underscoring the continued need for therapies that provide robust seizure control. As a result, the current treatment strategy involves the use of multiple ASMs, including combinations of cannabidiol, stiripentol, fenfluramine, clobazam, valproate, topiramate and others. Patients are typically treated with two to four drugs administered concomitantly, and despite this polypharmacy approach, seizures remain inadequately controlled. In fact, findings from a market research survey of 135 clinicians in the U.S. and EU highlighted persistent seizure burden as the most critical unmet need, with more than 75% of respondents confirming that current treatments remain inadequate and carry significant side effects. We believe these data underscore the urgent need for a disease-modifying therapy to further reduce seizures beyond the standard of care and to address the complex behavioral and cognitive challenges faced by these patients.

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

Preclinical data

Prior to entering the clinic, we generated preclinical data that demonstrated proof-of-mechanism for zorevunersen. Our initial target engagement, pharmacology and efficacy studies were performed in mice, including both wild-type and a Dravet syndrome mouse model. Treatment with zorevunersen resulted in 97% survival of Dravet syndrome mice for the 90-day post-natal observation period (survival of 33 out of 34 mice was observed in the zorevunersen Dravet syndrome mouse group) compared with 23% survival of placebo-treated mice (survival of 14 out of 62 mice). This is illustrated in Exhibit 2.

Exhibit 2. Reduction in premature mortality in DS mice after administration of zorevunersen

Source: Han et al., Science Trans Med, 2020

Further preclinical studies of zorevunersen showed significant reductions in seizure frequency in a mouse model of Dravet syndrome (DS). Data from electroencephalography (EEG) recordings showed 76% (16/21) of DS mice treated with zorevunersen were seizure free compared to 48% (10/21) that were treated with a placebo. An 80% reduction in the average number of spontaneous seizures (3 seizures vs 16 seizures) was also observed among treated DS mice compared to placebo. EEG is a highly sensitive measure of seizure activity, which enables the detection of seizures that may not be otherwise visible. These data were previously published in Han et al., Science Trans. Med, 2020.

To further support our specificity analysis, we evaluated brain samples of wild-type neonate mice to ensure that zorevunersen does not alter levels of other channels in the highly homologous SCN family. Importantly, the mRNA levels of closely related ion channels were not altered in the mouse brain five days after administration of 10 µg of zorevunersen (n=2/group placebo, n=4/group zorevunersen). Similar analysis was performed in wild-type and Dravet syndrome mice treated with 20 µg of zorevunersen at 7 and 14 weeks after dosing. Zorevunersen treated samples showed an increase in expression of the SCN1A gene, but not any of the other SCN family members. These biological studies demonstrate that zorevunersen is highly specific for SCN1A among the highly homologous family of sodium channel genes, limiting the likelihood of off-target activities.

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

Clinical program and data

We designed our lead product candidate, zorevunersen, to treat Dravet syndrome. We have completed Phase 1/2a clinical trials for zorevunersen and initiated the global Phase 3 EMPEROR study in May 2025 with the first patient dosed in August 2025.

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

In March 2024, we announced positive results from the Phase 1/2a studies and provided clinical data from the OLEs as well. The pooled data from these studies demonstrated that zorevunersen was generally well tolerated. 30% (24/81) of the patients experienced a treatment-emergent adverse event that was related to study drug, with the most common being CSF protein elevations and procedural vomiting. 22% (18/81) of the patients had a treatment-emergent serious adverse event, which were all assessed as unrelated to study drug except for the previously reported case of one patient who experienced Suspected Unexpected Serious Adverse Reactions. In terms of seizures, data from patients treated with multiple doses of 70mg of zorevunersen on top of the standard of care demonstrated the most substantial reductions in convulsive seizures. Patients who were treated with one, two or three doses of 70mg demonstrated substantial and sustained reductions in convulsive seizure frequency at three months and at six months after the last dose.

Patients who participated in the Phase 1/2a studies and met study entry criteria have been eligible to continue treatment in one of the two OLEs SWALLOWTAIL (U.S.) or LONGWING (UK), which are designed to evaluate the long-term safety and tolerability of repeated doses of zorevunersen. SWALLOWTAIL and LONGWING are also designed to provide information on the effects of zorevunersen on both seizures and non-seizure aspects of Dravet syndrome, such as behavior, cognition, and overall quality of life. Patients in these studies receive maintenance dosing of zorevunersen every 4 months (45mg).

As of June 2024, 74 patients had enrolled in the OLE studies, representing 91% of eligible Phase 1/2a completers, and 82% (61/74) of those patients remained on study. The safety profile observed across the Phase 1/2a and OLE studies was consistent with prior disclosures. Zorevunersen was generally well tolerated across the studies. Elevations in cerebrospinal fluid (CSF) protein were observed in the OLE studies without associated clinical manifestations, and one patient discontinued treatment due to elevated CSF protein. As shown in Exhibit 3 below, reductions in major motor seizure frequency were maintained through three years of treatment with zorevunersen on top of SoC. Importantly, reductions were greater in patients who received loading doses of 70 mg followed by maintenance doses of less than 45 mg.

Exhibit 3: Substantial, durable reductions in seizures on top of SOC observed through three years of treatment with Zorevunersen

Source: Company OLE data cut as of May 30, 2025

In August 2025, we reported updated long-term data from the OLE studies of zorevunersen, including results through three years of treatment in children and adolescents with Dravet syndrome. Analyses demonstrated substantial and durable reductions in convulsive seizure frequency on top of standard-of-care anti-seizure medicines through three years of ongoing treatment. The data also demonstrated continued improvements in measures of cognition and behavior during the 3-year OLE period, as shown in Exhibit 4.

Exhibit 4. Vineland-3 Subdomain Results at 12, 24 and 36 Months in Ongoing OLE Studies of Zorevunersen

Source: Company OLE data cut as of May 30, 2025; Mixed-effects model for repeated measures constructed using available data from enrolled patients in OLE studies.

In December 2025 at the 2025 American Epilepsy Society (AES) Annual Meeting, we, along with Biogen, presented additional data that support the disease-modifying potential of zorevunersen. Long-term Phase 1/2a and OLE data for zorevunersen on top of standard of care ASMs that demonstrated durable seizure reductions, including increases in seizure-free days, in addition to improvements in cognition, behavior and quality of life.

Additionally at AES 2025, we presented a propensity score weighted analysis comparing the effects of zorevunersen to the BUTTERFLY natural history study. This analysis showed patients receiving two loading doses of zorevunersen (70mg) experienced statistically significant reductions in major motor seizure frequency at six months compared to natural history, a time point consistent with the Week 28 Phase 3 primary endpoint measuring the effects of zorevunersen on seizure frequency. This analysis also showed that with continued dosing at 45mg, improvements in five key assessments of cognition and behavior as measured by Vineland-3 were shown at 18 months, with several reaching statistical significance. At the

18-month timepoint, cumulative dosing was similar to and consistent with a key secondary endpoint in the Phase 3 EMPEROR study. Finally, durable effects were demonstrated through 24 months, the longest valuable timepoint in the BUTTERFLY natural history study.

In March 2026, results from our Phase 1/2a and OLE studies were published in The New England Journal of Medicine. The publication highlighted clinical findings including substantial and durable reductions in seizure frequency and improvements across multiple measures of cognition and behavior in patients treated with zorevunersen on top of SOC ASMs. These improvements were observed during the Phase 1/2a treatment period and continued through three years of treatment in the OLE studies.

Phase 3 EMPEROR Study

We initiated the global Phase 3 EMPEROR study for zorevunersen in May 2025 and dosed the first patient in August 2025. The pivotal Phase 3 study is a global, randomized, double-blind, sham controlled trial that is being conducted at approximately 60 sites across the UK, US, EU, and Japan. As shown in Exhibit 5, the study includes an 8-week baseline period and will evaluate two loading doses of 70mg followed by two maintenance doses of 45mg over a 52-week treatment period compared to sham in approximately 150 children and adolescents ages 2 to <18 with Dravet syndrome. After the initial 52-week double-blind treatment period 1, patients will continue into a 48-week treatment period 2 in which all patients will receive zorevunersen.

Exhibit 5. EMPEROR Clinical Study Design

The primary endpoint for the global Phase 3 EMPEROR study is percent change from baseline in major motor seizure frequency in patients receiving zorevunersen as compared with sham. Key secondary endpoints include durability of effect on major motor seizure frequency along with improvements in cognition and behavior as measured by Vineland-3 subdomains, including expressive communications, receptive communication, interpersonal relationships, coping skills and personal skills. Additional endpoints include safety, Clinician Global Impression of Change (CGI-C), Caregiver Global Impression of Change (CaGI-C), and the Bayley Scales of Infant Development (BSID-IV).

We expect to complete enrollment of approximately 150 patients in the second quarter of 2026, with pivotal Phase 3 data anticipated in mid-2027 to support the submission of a NDA to the FDA. We plan to initiate a rolling NDA submission in the first half of 2027. We are collaborating with Biogen on the development and commercialization of zorevunersen outside of the U.S., Canada and Mexico. Please see “—License and Collaboration Agreements—Biogen License and Collaboration Agreement” for a description of our collaboration with Biogen.

STK-002 for the treatment of Autosomal Dominant Optic Atrophy (ADOA)

STK-002 is our lead clinical candidate for the treatment of ADOA and is currently being evaluated in the Phase 1 OSPREY study in children and adults ages 6 to 55 who have an established diagnosis of ADOA and have evidence of a genetic mutation in the OPA1 gene. STK-002 is designed to upregulate OPA1 protein expression by leveraging the non-mutant (wild-type) copy of the OPA1 gene to restore OPA1 protein expression with the aim to stop or slow vision loss in patients with ADOA. To date, we have generated preclinical data demonstrating proof-of-mechanism and proof-of-concept for STK-002.

Disease overview

ADOA is the most common inherited optic nerve disorder seen in clinical practice. ADOA is a rare disease that causes progressive and irreversible vision loss in both eyes typically beginning in the first decade of life due to degeneration of the optic nerve. Disease severity can vary, and the rate of vision loss may be difficult to predict; however, many children and adults progress to blindness. Approximately half of people with ADOA fail driving standards and up to 46% are registered as legally blind. The disease affects approximately one in 30,000 people globally with a higher incidence of approximately one in 10,000 in Denmark due to a founder effect. An estimated 65% to 90% of cases are caused by disease-causing variants in one allele of the OPA1 gene. More than 400 different disease-causing OPA1 variants have been reported in people diagnosed with ADOA, most of which result in haploinsufficiency, leading to approximately 50% of normal OPA1 protein expression and disease manifestation. There is no strong genotype-phenotype correlation.

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

Preclinical data

We previously identified a novel exon inclusion event (“Exon X”) in OPA1 that leads to non-productive mRNA due to introduction of a premature termination codon. Our preclinical studies showed that our ASOs blocked the incorporation of Exon X with consequent dose-dependent increase in productive OPA1 mRNA and protein due to reduction of Exon X-directed NMD of OPA1 mRNA.

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

Clinical plans

Our OSPREY study is currently evaluating STK-002 in patients with ADOA, with the first patient having been dosed in February 2026. The OSPREY study is a Phase 1, dose-escalating open-label study of children and adults ages 6 to 55 who have an established diagnosis of ADOA and have a confirmed disease-causing variant in the OPA1 gene. The primary objectives for the study are to assess the safety and tolerability of single ascending doses of STK-002, as well as to determine the exposure in blood. Secondary objectives are to assess changes in visual function, ocular structure and quality of life after single doses of STK-002 in patients with ADOA. Data generated from the OSPREY study are intended to inform potential future development of STK-002. The study is actively recruiting participants in the United Kingdom, Germany and Denmark, and additional European clinical site activation is expected in 2026.

In addition to OSPREY, the FALCON study is a 24-month, prospective natural history study designed to evaluate the rate of change in structural and functional ophthalmic assessments in people ages 8 to 60 with ADOA caused by an OPA1 mutation. In October 2025, we reported two-year data from the study in 47 participants. Results indicated that while disease progression in OPA1-associated ADOA is generally slow, approximately 24% of patients experienced at least a five-letter loss in low-contrast visual acuity (LCVA) during the study period. No significant anatomic changes in retinal structure were observed over the 24-month period. Data from the FALCON study have informed the design and clinical development of STK-002.

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

Our lead product candidates, zorevunersen and STK-002, target an NMD exon and the general mechanism is shown in Exhibits 6 and 7 below. Exhibits 6 and 7 illustrate the TANGO mechanism for increasing protein synthesis in a prospective patient with a haploinsufficiency. Exhibit 6 illustrates the prospective patient with a haploinsufficiency possessing one wild-type allele (green) and one mutant allele (red). The wild type allele is translated into a functional protein while the mutant allele does not produce any functional protein resulting in approximately 50% of normal protein. Exhibit 7 illustrates treatment with our ASO would prevent the synthesis of naturally occurring non-productive mRNA and would increase the synthesis of productive mRNA, thereby increasing protein production and restoring the target protein to near normal levels. Our preclinical studies have shown that any increase in mutant mRNA would have no contribution to the net functional protein levels.

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

Additional product opportunities

We are advancing additional programs focused on multiple targets, including haploinsufficiency diseases of the CNS, eye and heart. These tissues are affected by many severe genetic diseases.

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

License and Collaboration Agreements

License and Collaboration Agreement with Acadia Pharmaceuticals Inc.

In January 2022, we entered into a License and Collaboration Agreement (the “Acadia Agreement”) with Acadia Pharmaceuticals Inc. (“Acadia”) for the discovery, development and commercialization of novel RNA-based medicines for the treatment of severe and rare genetic neurodevelopmental diseases of the central nervous system. The Acadia Agreement focused on the targets SYNGAP1, MECP2 (Rett syndrome), and an undisclosed neurodevelopmental target of mutual interest. In connection with each target, we agreed to collaborate with Acadia to identify potential treatments for further development and commercialization as licensed products. With respect to SYNGAP1, we agreed with Acadia to co-develop and co-commercialize licensed products for such target globally, and in connection there with we granted to Acadia worldwide, co-exclusive (with us) licenses for such licensed products. With respect to MECP2 and the neurodevelopmental target, we granted Acadia worldwide, exclusive licenses to develop and commercialize licensed products for such targets. Effective as of September 3, 2025, Acadia terminated the MECP2 and the undisclosed neurodevelopmental programs under the Acadia Agreement (the “Discontinued Acadia Programs”) and rights to these targets returned to us. The collaboration with Acadia with respect to SYNGAP1 remains ongoing.

Pursuant to the terms of the Acadia Agreement, we received an upfront payment of $60.0 million from Acadia. Acadia agreed to fund the research for the Discontinued Acadia Programs, and we will equally fund with Acadia the research to identify potential licensed products for SYNGAP1. We are eligible to receive up to $245.0 million in potential total milestone payments based upon the achievement of certain development, regulatory, first commercial sales and sales milestone events for the SYNGAP1 program, assuming each milestone were achieved at least once. For SYNGAP1 licensed products that we are co-developing and co-commercializing, we will be responsible for 50% of the development and commercialization costs and will receive 50% of the profits from global commercialization. We have a co-development and co-commercialization opt out option relating to the SYNGAP1 target indication at our discretion. Such opt-out would reduce development and commercialization milestones but would provide us with royalties on an escalating basis attributable to net sales milestones. As a result of the termination of the Discontinued Acadia Programs, we are no longer eligible to receive the milestones for those programs of up to $662.5 million or any royalties related thereto.

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

Under the Biogen Agreement, the parties are jointly developing zorevunersen, and we are leading global development. We and Biogen share global development costs based on an agreed budget. We are responsible for 70% of these development costs and Biogen is responsible for the remaining 30% of these development costs.

In connection with the closing of this transaction in February 2025, we received an upfront payment of $165.0 million and are eligible to receive development and commercial milestone payments that could total up to approximately $50.0 million and $335.0 million, respectively, if all the specified milestones set forth in the collaboration are achieved. In addition, we are eligible to receive tiered, double-digit royalties ranging from the low double-digit to high teen percentages of future net sales on the Licensed Product. Royalties payable under the Biogen Agreement are subject to standard royalty reductions. As of December 31, 2025 no milestones have been met. Royalties payable under the Biogen Agreement are subject to standard royalty reductions.

Manufacturing

We continue to contract with third parties for cGMP manufacturing of our pipeline, including all future commercial manufacturing of zorevunersen. We have expanded our internal capabilities to provide research compounds as part of discovery efforts. In addition, key personnel have been added with extensive technical, manufacturing, validation, analytical and quality experience to oversee contract manufacturing and testing, and late-stage validation activities. Manufacturing is subject to extensive regulations that impose procedural and documentation requirements. At a minimum these regulations govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance. Our systems, procedures and contractors are required to be in compliance with these regulations and are assessed through regular monitoring and formal audits.

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

If our current product candidate, zorevunersen, is approved for the treatment of Dravet syndrome, it may compete with other products currently marketed or in development. Currently marketed ASMs for Dravet syndrome include cannabidiol products such as Jazz Pharmaceuticals’ Epidiolex; fenfluramine (Fintepla®) from UCB; GABA receptor agonists such as clobazam and stiripentol; and glutamate blockers such as topiramate. Many of these ASMs are available as generics. In addition, several companies, including Ionis Pharmaceuticals, Lundbeck, Xenon Pharmaceuticals and Harmony Biosciences, and others are developing therapies for Dravet syndrome, and numerous compounds are in clinical development for the treatment of epilepsy more broadly. To our knowledge, the current clinical pipeline for Dravet syndrome is largely focused on non-disease modifying therapies, including cannabinoids, 5-HT release stimulants, potentiators, potassium channel openers, and sodium channel antagonists. Importantly, we believe none of these drugs address the underlying genetic cause of Dravet syndrome. However, one company (Encoded Therapeutics) has initiated clinical testing of its program for a gene regulation therapy program in Dravet syndrome that may address the underlying genetic cause of Dravet syndrome.

Our second product candidate, STK-002, is in development for the treatment of ADOA. There are no products currently marketed for ADOA. To our knowledge, there are very limited preclinical development efforts beyond our product candidate, and PYC Therapeutics is the only company with an ongoing clinical program developing a cell-penetrating peptide PMO conjugated to ASO for the treatment of ADOA.

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

With respect to our TANGO platform, we have exclusively licensed intellectual property for our TANGO technology from the University of Southampton, which includes issued U.S. and foreign patents and pending U.S. and foreign patent applications that cover the TANGO mechanisms. As of December 31, 2025, the issued U.S. patents, issued foreign patents, pending U.S. patent applications and pending foreign patent applications that we have licensed from the University of Southampton are anticipated to expire between 2035 and 2036, absent any patent term adjustments or extensions.

Separately, we have obtained patents and filed patent applications with claims that are intended to cover compositions of matter of oligonucleotides designed to target specific elements in genes for many genetic diseases that we believe are amenable to upregulation of target protein expression using our TANGO platform. As of December 31, 2025, the issued U.S. patents, the issued foreign patents and any patents that may issue from the currently pending patent applications, including U.S. patent applications, and foreign patent applications, are expected to expire between 2036 and 2046, absent any patent term adjustments or extensions.

With respect to zorevunersen, as of December 31, 2025, we have exclusively licensed U.S. patents and pending U.S. patent applications, as well as foreign patents and pending foreign patent applications, that cover the mechanism of action of zorevunersen. The issued patents and any patents that may issue from these pending patent applications are expected to expire between 2035 and 2036, absent any patent term adjustments or extensions. As of December 31, 2025, we also own U.S. patents, pending PCT international applications, pending U.S. patent applications, foreign patents and pending foreign patent applications relating to zorevunersen, and the U.S. patents and any patents that may issue from these pending patent applications are expected to expire between 2038 and 2046, absent any patent term adjustments or extensions.

With respect to STK-002, as of December 31, 2025, we have exclusively licensed U.S. patents and pending U.S. patent applications, as well as foreign patents and pending foreign patent applications, that cover the mechanism of action of STK-002. The issued patents and any patents that may issue from these pending patent applications are expected to expire between 2035 and 2036, absent any patent term adjustments or extensions. As of December 31, 2025, we also own issued U.S. and foreign patents, a pending PCT international application, pending U.S. patent applications, and pending foreign patent applications relating to STK-002, and any patents that may issue from these pending patent applications are expected to expire between 2038 and 2045, absent any patent term adjustments or extensions.

The term of individual patents depends upon the laws of the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. However, the term of United States patents may be extended for delays incurred due to compliance with the FDA requirements or by delays encountered during prosecution that are caused by the United States Patent and Trademark Office (the “USPTO”). For example, for drugs that are regulated by the FDA under the Hatch-Waxman Act, it is permitted to extend the term of a patent that covers such drug for up to five years beyond the normal expiration date of the patent. For more information on patent term extensions, see “Business—Government regulation: The Hatch-Waxman Act—Patent term extension”. In the future, if and when our biopharmaceutical product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the USPTO and FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Our currently issued patents will likely expire on dates ranging from 2035 to 2041, unless we receive patent term extension or patent term adjustment, or both. If patents are issued on our pending patent applications, the resulting patents are projected to expire on dates ranging from 2036 to 2046, unless we receive patent term extension or patent term adjustment, or both. However, the actual protection afforded by a patent varies on a product-by-product basis, from country-to-country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

License and research agreements

In April 2016, we entered into an exclusive, worldwide license agreement with the University of Southampton (the “Southampton Agreement”), whereby we acquired rights to foundational technologies related to our TANGO technology. Under the Southampton Agreement, we receive an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. Under the Southampton Agreement, we may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if we sublicense our rights under the Southampton Agreement, we are required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. As of December 31, 2025, we had paid $0.7 million under the Southampton Agreement as a result of entering into the Acadia Pharmaceuticals Inc. license and collaboration agreement in January 2022 and recorded a liability of $8.2 million for a sublicense fee expense due to the Biogen license and collaboration agreement (see Note 8). Additionally, certain licenses under the Southampton Agreement require us to reimburse the University of Southampton for certain past and ongoing patent related expenses. For the year ended December 31, 2025, these expenses were $0.1 million compared to $0.1 million for the year ended December 31, 2024.

Government Regulation

FDA approval process

In the United States, pharmaceutical products are subject to extensive regulation by FDA. The Federal Food, Drug, and Cosmetic Act (the “FDCA”) and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. regulations may subject a company to a variety of administrative or judicial sanctions, such as a clinical hold, FDA refusal to approve pending NDAs warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves preclinical laboratory and animal testing followed by submission to FDA of an IND which must become effective before clinical testing may commence. Data from adequate and well-controlled clinical trials are required to demonstrate the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

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

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practice (“GCP”), an international standard designed to protect the rights and health of patients and to define the roles, qualifications and responsibilities of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to FDA as part of the IND.

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

After completion of the required clinical testing, an NDA is prepared and submitted to FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee of $4,682,003 for fiscal year 2026, and the applicant under an approved NDA is also subject to an annual program fee of $442,213 for fiscal year 2026 for each prescription drug product. These fees are typically increased annually. Sponsors of applications for drugs granted Orphan Drug Designation are exempt from these user fees.

FDA has 60 days from its receipt of an NDA to determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. FDA may request additional information rather than file an NDA. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before FDA files it. Once the submission is filed, FDA begins an in-depth review. FDA has agreed to certain performance goals in the review of new drug applications to encourage timeliness. Applications for standard review drug products that are new molecular entities (“NMEs”) are reviewed within ten months of the date of the NDA filing by FDA; the target review period for priority review NMEs is six months from the date FDA files the NDA. Priority review can be applied to an application for a drug that treats a serious condition and if approved would provide a significant improvement in safety or effectiveness over existing treatments or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

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

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. FDA may also require a REMS for a drug that is already on the market if it determines, based on new safety information, that a REMS plan is necessary to ensure that the product benefits outweigh its risks.

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

Under the Fast Track program, the sponsor of a new drug candidate may request that FDA designate the drug candidate for a specific indication as a Fast Track drug concurrent with, or after, the filing of the IND for the drug candidate. FDA must determine if the drug candidate qualifies for Fast Track Designation within 60 days of receipt of the sponsor’s request. Fast Track Designation is intended to facilitate development and expedite review of drugs to treat serious and life-threatening conditions so that an approved product can reach the market expeditiously. If a submission is granted Fast Track Designation, the sponsor may engage in more frequent interactions with FDA, and FDA may review sections of the NDA before the full application is complete. This rolling review is available if, in agreement with the FDA, the applicant provides a schedule for the submission of the remaining information. However, the FDA does not start the review clock for the application until the last section of the NDA is submitted. Fast Track Designation may be withdrawn by FDA if they believe that the designation is no longer supported by emerging data in the development process.

Breakthrough Therapy Designation may be granted by FDA to the development of a new drug and also for a new use or indication of an approved drug. This designation requires preliminary clinical evidence of a treatment effect that may represent substantial improvement over available therapies for the treatment of a serious condition. FDA expects that such evidence generally would be derived from early phase trials such as phase 1 or 2 trials. For purposes of Breakthrough Therapy Designation, preliminary clinical evidence refers to evidence that is sufficient to indicate that the drug may demonstrate substantial improvement in effectiveness or safety over available therapies. A Breakthrough Therapy Designation conveys more intensive FDA guidance on an efficient drug development program. FDA also has an organizational commitment to involve senior management in such guidance. Such guidance may include holding meetings with the sponsor and review team throughout the development of the drug, providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the non-clinical and clinical data necessary for approval is as efficient as possible, and taking steps to ensure that the design of the clinical trials is as efficient as practicable, when scientifically appropriate, such as by minimizing the number of patients exposed to a potentially less efficacious treatment.

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

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved under the accelerated approval pathway on the basis of a surrogate endpoint is subject to rigorous and mandatory post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to priority review by FDA. FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDA is required to specify conditions of any required post-approval study, which may include milestones such as a target date of study completion and sponsors are required to submit progress reports for required post-approval studies and any conditions required by FDA not later than 180 days following approval and not less frequently than every 180 days thereafter until completion or termination of the study. FDA may initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by FDA or to submit timely reports.

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

The voucher, which is transferable to another sponsor, may be submitted with a subsequent NDA or BLA and entitles the holder to priority review of the accompanying NDA or BLA. The sponsor submitting the priority review voucher must notify FDA of its intent to submit the voucher with the NDA or BLA at least 90 days prior to submission of the NDA or BLA and must pay a priority review user fee in addition to any other required user fee. FDA must take action on an NDA or BLA under priority review within six months of filing the NDA or BLA by FDA.

The Rare Pediatric Disease Priority Review Voucher program, however, has always had a scheduled sunset date established in the law. Under the current provisions of the law, the Rare Pediatric Disease Priority Review Voucher program will sunset after September 30, 2029. FDA may not award any priority review voucher under this program after September 30, 2029. The current sunset provisions in the law do not provide a separate date by which the drug that is the subject of a rare pediatric disease product application must be designated as a drug for a rare pediatric disease.

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

Adverse event reporting and submission of periodic reports are required following FDA approval of an NDA. FDA also may require post-marketing testing or studies, known as Phase 4 commitments, REMS and surveillance to monitor the effects of an approved product, or FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, drug manufacture, packaging and labeling procedures must continue to conform to

cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies. Registration with FDA subjects entities to periodic unannounced inspections by FDA, during which the Agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

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

The Hatch-Waxman Act

Orange Book listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application (“ANDA”). An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”) amended the intent element of the federal statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to commit a violation. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor.

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

Possible change in law or policy

Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. Several healthcare reform proposals culminated in 2022 in the enactment of the Inflation Reduction Act (the “IRA”), which, among other things, allows the U.S. Department of Health and Human Services (“HHS”) to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. In addition, CMS has selected and announced the negotiated maximum fair price for 15 additional Medicare Part D drugs, which will become effective in 2027. For 2028, CMS selected an additional 15 drugs comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or Part D drugs will be selected. Currently, a drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. However, as a result of a statutory amendment enacted in July 2025, beginning with the 2028 negotiated price applicability year, a drug may be designated for more than one rare disease or condition and still be excluded from price negotiations, as long as the only approved indications are for such rare diseases or conditions. The IRA also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations pertaining to these inflation rebates. In addition, the IRA eliminated, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program, 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket limit, and 20% once the out-of-pocket limit has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including significant civil monetary penalties. These provisions have been and may continue to be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the biopharmaceutical industry and the pricing of prescription drug products. It is unclear to what extent other statutory, regulatory, and administrative initiatives will be enacted and implemented.

In addition, in May 2025, the administration published an executive order regarding most favored nation (“MFN”) drug pricing, which is sometimes referred to as international reference pricing. This executive order directs the Secretary of HHS to communicate MFN price targets to pharmaceutical manufacturers, and if significant progress towards MFN pricing is not delivered, to propose a rulemaking plan to implement MFN pricing. Recently, on December 23, 2025, CMS issued proposed regulations to establish, under the Center for Medicare and Medicaid Innovation, two mandatory MFN demonstration models under Medicare Parts B and D, respectively. If these rules or other MFN pricing rules are finalized, they are likely to mandate reduced prices of at least some drugs in the United States, if they are also sold in comparator countries.

At the state level in the United States, legislatures are increasingly enacting laws and implementing regulations designed to control pharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, the FDA released a final rule in September 2020 providing guidance for states to build and submit importation plans for certain prescription drugs from Canada into the United States, and the FDA authorized the first such plan in Florida in January 2024. This plan has been granted extensions until May 6, 2026. It is unclear how this program will be implemented, if at all, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada.

Foreign regulation

Clinical trials

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our product candidates to the extent we choose to sell any products outside of the United States. For clinical trials, many countries outside of the United States have a similar process that requires the submission of a clinical study application similar to the process in the United States. However, the specific requirements governing the conduct of clinical trials vary greatly from country to country. In the European Union, for example, clinical trials are governed by the EU Regulation on Clinical Trials (Reg. EU No. 536/2014) (the “CTR”). The CTR stipulates the process of obtaining competent authority approval for clinical trials. Under the CTR, trial sponsors submit their application for approval via an EU Portal. While the procedure for approval is conducted in a coordinated manner among the concerned EU Member States as provided under the CTR, the approvals will still have to be granted by the competent authorities of the EU Member States where a trial takes place. The CTR has streamlined the process for the application and granting of the approvals in comparison with the predecessor legislation, Directive 2001/20/EC on clinical trials (the “CTD”). However, the process of obtaining clinical trial approval in the EU is still complex and can significantly delay the start of a multinational clinical trial.

In the United Kingdom, clinical trials are governed by the Medicines for Human Use (Clinical Trials) Regulations 2004 (the “UK CTR”). These regulations are based on the predecessor EU regulations to the CTR. The CTR have not been adopted in the United Kingdom. Under the U.K. regulations, an approval is required from the MHRA together with a positive ethics committee opinion. Clinical trials which take place in the U.K. and on NHS hospital sites, typically do so on the basis of standardized documentation which set out indemnification provisions.

In the United Kingdom, new regulations, entitled the Medicines for Human Use (Clinical Trials)(Amendment) Regulations 2025, which update the current UK CTR were approved and will come into force on April 28, 2026. These amendment regulations include changes with respect to transparency, approval pathways and regulatory requirements.

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

To obtain regulatory approval of a medicinal product under EU regulatory systems, a sponsor must submit a marketing authorization application. The grant of marketing authorization in the EU is governed by Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community Code and Regulation (EC) No 726/2004 of the European Parliament and of the Council of March 31, 2004 laying down Community procedures for the authorization and supervision of medicinal products for human and veterinary use and establishing the European Medicines Agency (the “EMA”), commonly referred to as the EMA Regulation. The EMA’s Committee for Advanced Therapies (“CAT”) is responsible for assessing the quality, safety and efficacy of ATMP. The role of CAT is to prepare a draft opinion on an application for marketing authorization for an ATMP candidate. EMA then provides a final opinion regarding the application for marketing authorization. The European Commission grants or refuses marketing authorization after the EMA has delivered its opinion.

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

EU legislation provides for a system of regulatory data and market exclusivity. According to Article 14(11) of the EMA Regulation, and Article 10(1) of the Community Code, upon receiving marketing authorization, new chemical entities approved on the basis of complete independent data package benefit from eight years of data exclusivity and an additional two years of market exclusivity. Data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder, or MAH, obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the innovator is able to gain the period of data exclusivity, another company nevertheless could also market another version of the drug if such company obtained marketing authorization based on an application with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials. Depending upon the timing and duration of the EU marketing authorization process, products may be eligible for up to five years’ supplementary protection certificates (“SPCs”) pursuant to Regulation (EC) No 469/2009. Such SPCs extend the rights under the basic patent for the drug.

Products authorized as “orphan medicinal products” in the EU are entitled to benefits additional to those granted in relation to innovative medicinal products. In accordance with Article 3 of Regulation (EC) No. 141/2000 of the European Parliament and of the Council of December 16, 1999 on orphan medicinal products, a medicinal product may be designated as an orphan medicinal product if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the incentives derived from orphan medicinal product status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. Further guidance on such criteria is provided in European Commission Regulation (EC) No. 847/2000 of April 27, 2000 laying down the provisions for implementation of the criteria for designation of a medicinal product as an orphan medicinal product and definitions of the concepts “similar medicinal product” and “clinical superiority”. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and following grant of a marketing authorization, EMA and the EU Member States’ competent authorities are not permitted to accept another application for a marketing authorization, or grant a marketing authorization or accept an application to extend an existing marketing authorization, for the same therapeutic indication of a similar medicinal product for ten years following grant or authorization. The application for orphan drug designation must be submitted before the application for marketing authorization. The applicant may receive a fee reduction for the marketing authorization application if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

In April 2024, the European Parliament adopted its position on the European Commission’s proposal for a new Directive and a new Regulation, which revise and replace the existing general pharmaceutical legislation. The proposed changes include the proposal to recast Directive 2001/83/EC, i.e., the Community Code and the creation of a new Regulation laying down EU marketing authorization of medicinal products that will replace Regulation (EC) No 726/2004, Regulation (EC) No 141/2000 on orphan drugs and Regulation (EC) No 1901/2006 on pediatric medicines, and amend Regulation (EC)

No 1394/2007 on ATMP and Regulation 536/2014, i.e., the CTR. After the European parliament’s position, the so-called trilogue negotiations among the Commission, the Parliament, and the Council commenced.

On December 11, 2025, a press release was issued by the European Council stating that an agreement was achieved. The texts of draft legislation are not available yet, but according to the press release, an agreement was reached on one of the main diverging points, the data exclusivity and market protection periods, to the effect that an eight-year data exclusivity period for new medicines will be provided, plus one year of market protection, which may be extended by an additional year for innovative medicines that satisfy two out of three conditions.

Other key elements of the proposed framework were also agreed upon, including a provision giving EU countries the power to require companies to supply medicines benefiting from regulatory protection in sufficient quantities to meet patient needs, clarified wording on the so-called Bolar-exemption (an intellectual property exemption allowing generics manufacturers to start research of a medicine before patent expiry), and an extension of its scope to include submissions for procurement tenders, and a new transferrable exclusivity voucher incentivizing pharmaceutical companies to help combat antimicrobial resistance by developing priority antibiotics.

The provisional agreement now needs to be endorsed by both the Council of the European Union and the European Parliament, before being formally adopted and entering into force upon publication in the EU’s Official Journal.

Reimbursement for medicinal products is still an area that is not harmonized in the EU, but largely governed by EU Member States’ laws. However, there are some EU level legal frameworks that must be taken into account, including Council Directive 89/105/EEC (the “Price Transparency Directive”). The aim of the Price Transparency Directive is to ensure that pricing and reimbursement mechanisms established in EU Member States are transparent and objective, do not hinder the free movement and trade of medicinal products in the EU and do not hinder, prevent or distort competition on the market. The Price Transparency Directive does not, however, provide any guidance concerning the specific criteria based on which pricing and reimbursement decisions are to be made in individual EU Member States. Neither does it have any direct consequence for pricing or levels of reimbursement in individual EU Member States. The national authorities of the individual EU Member States are free to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and/or reimbursement of medicinal products for human use. Individual EU Member States adopt policies according to which a specific price or level of reimbursement is approved for the medicinal product. Other EU Member States adopt a system of reference pricing, basing the price or reimbursement level in their territory either on the pricing and reimbursement levels in other countries or on the pricing and reimbursement levels of medicinal products intended for the same therapeutic indication. Furthermore, some EU Member States impose direct or indirect controls on the profitability of the company placing the medicinal product on the market.

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

In order to market a medicinal product in the United Kingdom, a license or marketing authorization must be obtained from the United Kingdom Medicines and Healthcare Products Regulatory Agency (the “MHRA”) under the Human Medicines Regulation 2012 (“UK HMR”). The United Kingdom legislation includes multiple assessment routes for applications for medicinal products, including a 150-day national assessment or a rolling review application. From January 1, 2024, the UK adopted an international recognition framework (“IRP”). Under the IRP, there are two recognition routes (Route A and Route B). Advanced therapy medicinal products must follow Route B, which sets out a 110-day timetable, which runs from the date on which the submission has been validated by the MHRA. IRP will be open to applicants that have already received an authorization for the same product from one of the MHRA’s specified reference regulators, which includes the FDA and the EMA.

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

The United Kingdom has adopted new legislation, the Medicines and Medical Devices Act 2021, and may make changes to the licensing or authorization of medicines in the future. The separate U.K. authorization system, albeit with international recognition procedures in the UK, may lead to additional regulatory costs. In addition, even though at the moment the United Kingdom retains acceptance of batch testing and EU certification, further regulatory costs may be incurred with respect to the lack of mutual recognition of batch testing and related regulatory measures between the European Union and the United Kingdom.

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

Employees and Human Capital Resources

As of December 31, 2025, we had 170 employees, 49 of whom have an M.D. or Ph.D. We have not experienced any work stoppages. None of our employees is represented by a labor union or covered by collective bargaining agreements, and we consider our relationship with our employees to be in good standing.

We seek to attract, hire and retain individuals of diverse backgrounds and of all ages, genders, ethnicities, religions, home countries and sexual orientation. As of December 31, 2025, approximately 55% of our employees are female, and approximately 48% of our management team (which we define as at the vice president level and above) are female. More than 34% of our employees self-identify as racially or ethnically diverse as of December 31, 2025.

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

We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. Copies of each of our filings with the SEC can also be viewed and downloaded free of charge at our website, www. stoketherapeutics.com, after the reports and amendments are electronically filed with or furnished to the SEC.

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

Summary of Risk Factors

An investment in our common stock involves various risks, and prospective investors are urged to carefully consider the matters discussed in this section prior to making an investment in our common stock. These risks include, but are not limited to, the following:

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
•
We may not be successful in our efforts to expand our pipeline of product candidates and develop marketable products.
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
•
A Fast Track Designation by the FDA or any use of the accelerated approval pathway, may not lead to a faster development or regulatory review or approval process, and would not increase the likelihood that zorevunersen, STK-002 or any of our future product candidates will receive marketing approval.

•
A Breakthrough Therapy Designation by the FDA may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that zorevunersen, STK-002 or any of our future product candidates will receive marketing approval.
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

We have invested substantially all of our efforts and financial resources in the development of TANGO and our current lead product candidate, zorevunersen, for the treatment of Dravet syndrome. We submitted an investigational new drug application (“IND”) for zorevunersen to the FDA in late 2019. In August 2020, we dosed the first patient with zorevunersen in the single ascending dose portion of the MONARCH Phase 1/2a Study at the 10mg dose level, and in August 2025 we dosed the first patient with zorevunersen in the EMPEROR Phase 3 study.

In addition, in November 2020, we announced the nomination of OPA1 as our next target for preclinical development to treat ADOA. In November 2021, we announced the nomination of STK-002 as the lead product candidate for the treatment of ADOA and intend to invest significant efforts and financial resources in its development. We submitted a Clinical Trial Authorization (“CTA”) application for STK-002 to the United Kingdom Medicines and Healthcare Products Regulatory Agency (the “MHRA”) in early 2023, and in February 2026 we dosed the first patient with STK-002 in the OSPREY Phase 1 Study. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of TANGO and our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

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

Zorevunersen is currently being evaluated in human clinical trials, and we may experience unexpected or negative results in the future. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. The positive results we have observed for our product candidates in preclinical animal models may not be predictive of our future clinical trials in humans, as mouse models carry inherent limitations relevant to all preclinical studies. In particular, the Dravet syndrome mouse model is more severe than the human disease and provides a shorter post-symptomatic observation period. Trial designs and results from early-phase trials are not necessarily predictive of future clinical trial designs or results, and initial positive results we may observe may not be confirmed in later-phase clinical trials. For example, although we reported end of study data from our Phase 1/2a open-label studies of zorevunersen demonstrating a reduction in median convulsive seizure frequency compared to baseline, these results were based on pooling data from the Phase 1/2a open-label studies of zorevunersen in the United States (MONARCH) and in the United Kingdom (ADMIRAL) and additional trials, including the Phase 3 EMPEROR study, may not confirm these results. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development even if they successfully advance through initial clinical trials, and preliminary interim data readouts of ongoing trials may show results that change when such trials are completed. We may not be able to demonstrate a disease-modifying effect of zorevunersen in our clinical trials in Dravet syndrome patients, even if we are able to demonstrate efficacy on seizure reduction, and we may be similarly unable to demonstrate the efficacy of STK-002 in our ADOA program or other future programs. In addition, our clinical trials to date have necessarily involved relatively small numbers of participants. Therefore, conclusions we draw based upon trial results to date may not be repeatable across larger cohorts of participants or patients with different characteristics. Moreover, even if our clinical trials demonstrate acceptable safety and efficacy of zorevunersen, STK-002 or our future product candidates, the labeling we obtain through negotiations with the FDA or foreign regulatory authorities may not include data on secondary endpoints and may not provide us with a competitive advantage over other products approved for the same or similar indications.

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

In addition, we, the FDA, foreign regulatory authorities, or an IRB or similar foreign review board or committee, may delay initiation of, suspend or limit dose escalation of clinical trials of a product candidate at any time for various reasons, including if we or they believe the healthy volunteer subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a product candidate or a related product in preclinical trials or on healthy volunteer subjects or patients in a clinical trial could result in such a decision. For example, in November 2022, we announced our decision to limit chronic dosing in the OLE studies to 30mg in SWALLOWTAIL in the U.S. and 45mg in LONGWING in the U.K. Our decision at that time was based on interactions with regulatory agencies and a review of interim chronic toxicology data from a study in non-human primates (“NHPs”) in which the total drug administered to NHPs over a 1-year period was substantially higher than what we would anticipate giving to participants in clinical trials.

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
•
the facilities of third-party manufacturers with which we contract or procure certain services or raw materials may not be adequate to support approval of our product candidates;
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

Even if our product candidates meet their safety and efficacy endpoints in clinical trials, the regulatory authorities may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or a regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory authority policy during the period of product development, clinical trials, a potential temporary federal government shutdown and the review process.

Further, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies, including the FDA. In the future, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court.

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

We may not be successful in our efforts to expand our pipeline of product candidates and develop marketable products.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. Our business depends on our successful development and commercialization of the limited number of internal product candidates we are researching or have in preclinical development. Even if we are successful in continuing to build our pipeline, development of the potential product candidates that we identify will require substantial investment in additional clinical development, management of clinical, preclinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply capability, building a commercial organization, and significant marketing efforts before we generate any revenue from product sales. Furthermore, such product candidates may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we cannot validate our approach to protein upregulation by successfully developing and commercializing product candidates based upon our technological approach, we may not be able to obtain product revenue in future periods, which would adversely affect our business, prospects, financial condition and results of operations.

In February 2026, we dosed the first patient with STK-002 in the OSPREY Phase 1 Study for the treatment of ADOA; however, we are primarily focused on our lead product candidate for Dravet syndrome, zorevunersen, and we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. Our understanding and evaluation of biological targets for the discovery and development of new product candidates may fail to identify challenges encountered in subsequent preclinical and clinical development. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.

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

Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying NDA for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent Biologics License Application or NDA. As part of our business strategy for zorevunersen, we received Rare Pediatric Disease Designation in October 2022. We may also seek Rare Pediatric Disease designations for any other future product candidates. Under the current sunset provisions, a product candidate is not eligible to receive a voucher if it is not approved before September 30, 2029. However, there is no expectation that STK-002 or our future product candidates will be designated or that any other product candidates will be, approved, and, therefore, we may not be in a position to obtain any priority review vouchers. Additionally, designation of a drug for a rare pediatric disease does not guarantee that an NDA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease Designation does not lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval.

A Fast Track Designation by the FDA or any use of the accelerated approval pathway, may not lead to a faster development or regulatory review or approval process, and would not increase the likelihood that zorevunersen, STK-002 or our future product candidates will receive marketing approval.

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

We may also seek accelerated approval for our product candidates. Under the FDA’s accelerated approval program, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Full approval of another product for the same indication as any of our product candidates for which we are seeking accelerated approval may make accelerated approval of our product candidates more difficult. For drugs granted accelerated approval, post-marketing confirmatory trials are required to describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. These confirmatory trials must be completed with due diligence and in general the FDA may require that the trial be designed and/or initiated prior to approval. The FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. The FDA is also required to specify conditions of any required post-approval study, which may include milestones and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA. The FDA may initiate enforcement action for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports. All promotional materials for product candidates approved via accelerated approval are subject to prior review by the FDA. Moreover, the FDA may withdraw approval of any product candidate or indication approved under the accelerated approval pathway if, for example:

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

A Breakthrough Therapy Designation by the FDA may not lead to a faster development or regulatory review or approval process, and it would not increase the likelihood that zorevunersen, STK-002 or any of our future product candidates will receive marketing approval.

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

Healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act (“IRA”) in August 2022, which, among other things, requires the U.S. Department of Health and Human Services (“HHS”) to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that the Centers for Medicare & Medicaid Services (“CMS”) reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) are eligible be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. In addition, CMS has selected and announced the negotiated maximum fair price for 15 additional Medicare Part D drugs which will become effective in 2027. For 2028, CMS selected an additional 15 drugs comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or Part D drugs will be selected. The negotiated prices will represent a significant discount from average prices to wholesalers and direct purchasers. Currently, a drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. However, as a result of a statutory amendment enacted in July 2025, beginning with the 2028 negotiated price applicability year, a drug may be designated for more than one rare disease or condition and still be excluded from price negotiation, as long as the only approved indications are for such rare diseases or conditions. The law also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations pertaining to these inflation rebates. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program which requires manufacturers, in order for their brand drugs to be reimbursed, to subsidize 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket limit, and 20% once the out-of-pocket limit has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry.

In addition, other legislative changes have been proposed and adopted. These changes have included statutory aggregate reductions of Medicare payments to providers. More recently, in November 2024, CMS issued a final rule that decreased Medicare reimbursement for physician services by 2.8%, effective January 1, 2025. In July 2025, Congress enacted legislation providing for a one-time 2.5% increase to physician payment rates from January 1, 2026 through December 31, 2026, but this increase does not retroactively adjust payments to compensate for the 2025 payment cut. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Other laws or regulations may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations. Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA authorization under an FDA expanded access program; however, manufacturers are not obligated to provide investigational new drug products under the current federal right to try law. We may choose to seek an expanded access program for our product candidates, or to utilize comparable rules in other countries that allow the use of a drug, on a named patient basis or under a compassionate use program.

Furthermore, there have been, and continue to be, a number of other initiatives at the United States federal and state levels that seek to reduce healthcare costs. For example, the American Rescue Plan Act of 2021 eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs on a unit of drug. Elimination of this cap has, in some cases, required pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products. Further, the Infrastructure Investment and Jobs Act added a requirement, effective January 1, 2023, for manufacturers of certain single-source drugs separately paid for under Medicare Part B for at least 18 months and marketed in single-dose containers or packages (known as refundable single-dose containers or single-use package drugs) to provide annual refunds for any portions of the dispensed drug that are unused and discarded if those unused or discarded portions exceed an applicable percentage defined by statute or regulation. Manufacturers are subject to periodic audits and those that fail to pay refunds for their refundable single-dose containers or single-use package drugs shall be subject to civil monetary penalties. Healthcare reforms that have been adopted, and that may be adopted in the future, could result in further reductions in coverage and levels of reimbursement for pharmaceutical products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices.

In addition, in May 2025, the administration published an executive order regarding most favored nation (“MFN”) drug pricing, which is sometimes referred to as international reference pricing. This executive order directs the Secretary of HHS to communicate MFN price targets to pharmaceutical manufacturers, and if significant progress towards MFN pricing is not delivered, to propose a rulemaking plan to implement MFN pricing. Recently, on December 23, 2025, CMS issued proposed regulations to establish, under the Center for Medicare and Medicaid Innovation, two mandatory MFN demonstration models under Medicare Parts B and D, respectively. If these rules or other MFN pricing rules are finalized, they are likely to mandate reduced prices of at least some drugs in the United States, if they are also sold in comparator countries.

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

At the state level in the United States, legislatures are increasingly enacting laws and implementing regulations designed to control pharmaceutical and biologic product pricing, including price constraints, restrictions on certain product access, reporting on price increases and the introduction of high-cost drugs, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, the FDA released a final rule in September 2020 providing guidance for states to build and submit importation plans for certain prescription drugs from Canada into the United States, and the FDA authorized the first such plan in Florida in January 2024. This plan has been granted extensions until May 6, 2026. It is unclear how this program will be implemented, if at all, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada.

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

Disruptions at FDA may slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. In addition, there is substantial uncertainty regarding new initiatives under the current administration and how these might impact FDA, its implementation of laws, regulations, policies and guidance and its personnel. Similar initiatives may also be directed toward other government agencies. These initiatives could prevent, limit or delay development and regulatory approval of our product candidates, which would adversely affect our business.

Disruptions at FDA may slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. Changes in FDA staffing could result in delays in FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. If any legislation, executive orders, or lapses in agency funding impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be adversely impacted.

Similar consequences may occur as a result of any future shutdown of the federal government. For example, during the recent government shutdown, the U.S. government and certain regulatory agencies had to furlough critical employees and stop critical activities. A prolonged government shutdown could impact the ability of FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, government shutdowns could impact our ability to access the public markets and obtain additional capital in the future.

FDA-regulated industries, such as ours, face uncertainty with regard to the regulatory environment we will face under the current administration as we proceed with research and development and potential future commercialization. Some of these efforts have manifested to date as efforts to reduce the size of the federal government, including large-scale reductions in force at FDA. The loss of key personnel at FDA, including those in leadership positions, is likely to impact operations at FDA, which could result in, among other things, delays or limitations on our ability to obtain guidance from FDA on our product candidates in development, longer review times, and delays in obtaining regulatory approvals for our product candidates. Moreover, the current administration has recently proposed action to freeze or reduce the budget of the National Institutes of Health (the “NIH”) as related to its funding for medical research, which could decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials. There remains general uncertainty around future activities. New executive orders, regulations, policies or guidance could be issued or promulgated that adversely affects us or creates a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future government orders, regulations, policies or guidance, there could be a material adverse effect on us and our business

Our operations and relationships with future customers, providers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to penalties including criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

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

Moreover, increasing efforts by governmental and third-party payors, in the United States and internationally, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of certain third-party payors, such as health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products into the healthcare market. Recently there have been instances in which third-party payors have refused to reimburse treatments for patients for whom the treatment is indicated in the FDA-approved product label. Furthermore, the legislation commonly referred to as the “One Big Beautiful Bill Act”) (the “OBBBA”) was recently signed into law in the U.S., which reduces funding to federal healthcare programs and imposes additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly for Medicaid programs. Even if we are successful in obtaining FDA approvals to commercialize our product candidates, we cannot guarantee that we will be able to secure reimbursement for all patients for whom treatment with our product candidates is indicated.

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

Numerous treatments for epilepsy exist, including 5-HT agonists, such as UCB’s Fintepla, cannabidiols, such as Jazz Pharmaceuticals’ Epidiolex, GABA receptor agonists, such as clobazam and stiripentol, and glutamate blockers, which is one of the mechanisms of action of topiramate. In addition, numerous compounds are in clinical development for treatment of epilepsy. We believe the clinical development pipeline includes cannabinoids, 5-HT release stimulants, cholesterol 24-hydroxylase inhibitors, potassium channel openers, and sodium channel agonists from a variety of companies. In addition to competition from these small molecule drugs, any products we may develop may also face competition from other types of therapies, such as gene therapy, gene editing, tRNA therapies, modified mRNA therapies or other ASO approaches. For example, one company (Encoded Therapeutics) has started clinical testing of its program for a gene regulation therapy in Dravet syndrome that may address the underlying genetic cause of the disease.

Although there are no approved treatments for ADOA at this time, we may also face potential competition in our ADOA program. For example, one company (PYC Therapeutics) initiated a dose escalation study for an RNA-based therapy in ADOA.

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

We currently have a limited marketing organization in the U.S., and we do not yet have any organization for the sales or distribution of zorevunersen, STK-002 or our future product candidates. To market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. With respect to certain of our current programs as well as future programs, we may rely completely on an alliance partner for sales and marketing. In addition, although we intend to establish a sales organization if we are able to obtain approval to market any product candidates, we have entered into a strategic alliance with Biogen to develop and commercialize zorevunersen outside of North America (the U.S., Canada and Mexico), and we may enter into strategic alliances with third parties, such as Acadia Pharmaceuticals, to develop and commercialize STK-002 and other future product candidates, including in markets outside of the United States or for other large markets that are beyond our resources. This will reduce the revenue generated from the sales of these products.

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

We have entered into collaborations with Acadia Pharmaceuticals and Biogen and may, in the future, seek to enter into collaborations with other third parties for the discovery, development and commercialization of our product candidates. If our collaborators cease development efforts under our collaboration agreements, or if any of those agreements are terminated, these collaborations may fail to lead to commercial products and we may never receive milestone payments or future royalties under these agreements.

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

We derive a significant portion of our future revenue from these agreements or other similar agreements into which we may enter in the future. Revenue from research and development collaborations depends upon continuation of the collaborations, payments for research and development services and resulting options to acquire any licenses of successful product candidates, and the achievement of milestones, contingent payments and royalties, if any, derived from future products developed from our research.

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

We have incurred net losses in each year since our inception. We incurred net losses of $6.9 million and $89.0 million, for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had accumulated deficit of $497.7 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from sales, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated sales, general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for zorevunersen, STK-002 and other future product candidates, if any, and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our cash, cash equivalents, and marketable securities of approximately $390.9 million as of December 31, 2025, will fund operations into 2028. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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

We have incurred substantial losses during our history. We do not expect to be profitable soon and may never achieve profitability. As of December 31, 2025, we had federal and state net operating loss carryforwards (“NOLs”) of approximately $301.7 million and $329.2 million, respectively, and as of December 31, 2024, we had federal and state NOLs of approximately $242.1 million and $261.5 million, respectively. Our pre-2018 NOLs expire at various dates beginning in 2035. In general, NOLs generated in and after 2018 have no expiration. To the extent that we continue to generate NOLs, unused NOLs carry forward to offset future taxable income until such NOLs expire. Under Sections 382 and 383 of the Internal Revenue Code of 1986 (“IRC“), as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We recently performed an IRC 382 study and identified ownership changes in prior years. Based on existing Section 382 limitations, $0.9 million of the existing federal NOL will not be utilizable due to restrictive limitations. We may experience additional ownership changes in the future because of subsequent shifts in our stock ownership. As a result, our ability to use our pre-change NOLs to offset U.S. federal taxable income, if any, is subject to limitations, which could potentially result in increased future tax liability. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

U.S. federal income tax reform and changes in other tax laws could adversely affect us.

In December 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law, significantly reforming the IRC The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of business interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a partial “territorial” system, and modifies or repeals many business deductions and credits. For our 2022 through 2024 tax years, the TCJA also eliminated the option to immediately deduct research and development expenditures and required taxpayers to amortize domestic expenditures over five years and foreign expenditures over fifteen years. Beginning with our 2025 tax year, the OBBBA restored immediate deductibility of domestic expenditures, while foreign expenditures will continue to be capitalized and amortized over fifteen years.

We have examined and incorporated into our financial results the impacts the TCJA and OBBBA may have on our business. The TCJA and OBBBA are far-reaching and complex revisions to the U.S. federal income tax laws with disparate and, in some cases, countervailing impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the TCJA and OBBBA on the overall economy, the industries in which we operate and our and our partners’ businesses cannot be reliably predicted at this early stage of the new law’s implementation. There can be no assurance that the TCJA and OBBBA will not negatively impact our operating results, financial condition, and future business operations. The estimated impact of the TCJA and OBBBA is based on our management’s current knowledge and assumptions, following consultation with our tax advisors.

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

Our commercial success will depend in large part on obtaining and maintaining patent, trademark, trade secret and other intellectual property protection of our proprietary technologies and product candidates, which include TANGO, zorevunersen, STK-002 and the additional gene targets identified by TANGO, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending our patents and other intellectual property rights against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, importing or otherwise commercializing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected. The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors or licensees to do so. For instance, pursuant to the Biogen Agreement, Biogen has certain rights to prepare, file, prosecute, and maintain certain patents and patent applications licensed to Biogen in the Biogen Territory. Our pending and future patent applications may not result in issued patents. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we hold or in-license may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether any of our platform advances and product candidates will be protectable or remain protected by valid and enforceable patents. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies.

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

Likewise, our currently owned and in-licensed patents and patent applications, if issued as patents, directed to our proprietary technologies and our product candidates are expected to expire from 2035 through 2046, without taking into account any possible patent term adjustments or extensions. Our earliest in-licensed patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Additionally, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of the pending patent applications we own or in-license currently or in the future. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, financial condition, results of operations and prospects.

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

It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties, except in certain specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and that are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. In the case of consultants and other third parties, the agreements provide that all inventions conceived in connection with the services provided are our exclusive property. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We have also adopted policies and conduct trainings that provide guidance on our expectations, and our advice for best practices, in protecting our trade secrets. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches.

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

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our results of operations and increase our capabilities to successfully commercialize zorevunersen, STK-002 and our future product candidates. In particular, we believe that our future success is highly dependent upon the contributions of our senior management, including Ian F. Smith, our Chief Executive Officer, as well as our senior scientists and other members of our management team. The loss of services of one or more of these individuals, who all have at-will employment arrangements with us, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates, if approved. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial economy has been impacted by fluctuating interest rates, inflation and actual and threatened tariffs, as well as the possibility of a recession or further economic downturn. Supply chain disruptions and delays as a result of any new tariff policies or trade restrictions could also negatively impact our cost of materials and production processes. For example, on February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China, and on April 2, 2025, the U.S. announced a baseline 10% tariff on all foreign goods, with goods imported from specific nations, including China and those in the European Union, taxed at higher rates. In addition, there are currently headlines and discussions concerning potential increased tariffs for pharmaceutical products, which may impact our supply chain and create uncertainty in the broader pharmaceutical industry.

Moreover, adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. While we only had a minimal amount of our cash directly at SVB and, since that date, the FDIC has stated that all depositors of SVB will be made whole, there is no guarantee that the federal government would guarantee all depositors in the event of future bank closures, and continued instability in the banking system may adversely impact our business and financial condition. Likewise, the capital and credit markets may be adversely affected by the ongoing conflicts in Israel, Ukraine and Venezuela, and the possibility of a wider Middle Eastern, European or global conflict, global sanctions imposed in response thereto, an energy crisis and potential recessions. A weak or declining economy and actual or threatened tariffs could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Also, hospitals and other medical facilitates face staffing shortages, whether due to labor relations or otherwise, which could potentially cause delays in enrollment, site visits, evaluations or other activities important to our research and development efforts. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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
•
changes in accounting principles;
•
terrorist acts, acts of war or periods of widespread civil unrest, including conflicts in Ukraine, Israel and Venezuela and actions taken by third parties in response to such conflict;
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

We are a “smaller reporting company,” meaning that our annual revenue is less than $100.0 million during the last completed fiscal year or the market value of our stock held by non-affiliates was less than $700.0 million as of the end of that fiscal year’s second fiscal quarter. We will continue to be a smaller reporting company until the first quarter of 2027. As a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and smaller reporting companies have reduced disclosure obligations regarding executive compensation. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

We previously were not required to independently comply with Section 404(a) of the Sarbanes-Oxley Act. Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC. We were required to meet these standards in the course of preparing our financial statements as of and for the year ended December 31, 2025, and our management was required to report on the effectiveness of our internal control over financial reporting for such year and has been annually thereafter. Additionally, once we are no longer a “smaller reporting company,” our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.

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

Item 2. Properties.

We currently occupy approximately 38,000 square feet of office and laboratory space in Bedford, Massachusetts, under a lease that expires on December 31, 2026. We believe this facility is suitable and adequate for our current operations. In addition, we have access to expanded office and laboratory space to support our anticipated growth. See “Note 14—Subsequent Events” for more information regarding our expanded space.

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

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Market Information for Common Stock

Our common stock is traded on The Nasdaq Global Select Market under the symbol “STOK.”

As of December 31, 2025, there were 8 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Following discussions with the U.S. Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”), and Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”), a global Phase 3 study, EMPEROR, was initiated in May 2025, with the first patient dosed in August 2025. This trial follows the completion of two open-label Phase 1/2a studies, MONARCH in the United States and ADMIRAL in the United Kingdom, and further evaluates the efficacy and safety of zorevunersen in children and adolescents ages 2 to up to 18 with Dravet syndrome.

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

In addition to our Dravet program, we are also pursuing treatment for a second haploinsufficient disease, autosomal dominant optic atrophy (“ADOA”), the most common inherited optic nerve disorder for which there are currently no approved treatments. STK-002 is our clinical candidate for the treatment of ADOA. STK-002 is designed to upregulate OPA1 protein expression by leveraging the non-mutant (wild-type) copy of the OPA1 gene to restore OPA1 protein expression with the aim to stop or slow vision loss in patients with ADOA. In a non-human primate (NHP) model of ADOA conducted in collaboration with UC Davis, treatment with STK-002 was well tolerated and helped protect, and possibly improve, eye health. The data suggest that STK-002 may help preserve the function of important vision-related nerve cells, which could potentially improve or maintain vision. We received authorization in the UK to proceed with a Phase 1 open-label study (OSPREY) of children and adults ages 6 to 55 who have an established diagnosis of ADOA and have evidence of a genetic mutation in the OPA1 gene. In February 2026, we dosed the first patient with STK-002 in the OSPREY Phase 1 study for the treatment of ADOA.

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

On April 2, 2024, we completed an underwritten public offering, pursuant to the 2022 Registration Statement, of 5,555,557 shares of common stock at a public offering price of $13.50 per share and issued pre-funded warrants to purchase

3,703,730 shares of common stock at a public offering price of $13.499 per share subject to an exercise price equal to $0.0001. The common stock and pre-funded warrants sold resulted in net proceeds of approximately $119.9 million after deducting underwriting discounts, commissions and offering costs. No pre-funded warrants have been exercised as of December 31, 2025.

In October 2024, we filed an automatic universal Shelf Registration statement on Form S-3 (the “2024 Registration Statement”) with the SEC. Following the filing of our Annual Report on Form 10-K for the year ended December 31, 2024 in March 2025, the 2024 Registration Statement became ineffective.

In July 2025, we filed a universal Shelf Registration Statement on Form S-3 (the “2025 Registration Statement”) with the SEC. The 2025 Registration Statement was declared effective by the SEC on July 11, 2025, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by us of up to a maximum aggregate offering price of $400.0 million of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of common stock that may be issued and sold under the Sales Agreement. The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus.

As of December 31, 2025, we had issued approximately 7.0 million shares of common stock pursuant to the Sales Agreement for net proceeds of $61.0 million pursuant to the 2022 Registration Statement. As of December 31, 2025, we had issued approximately 3.2 million shares of common stock pursuant to the 2025 Registration Statement for net proceeds of $87.8 million. We may terminate this at-the-market program under the Sales Agreement at any time, pursuant to its terms.

As of December 31, 2025 and December 31, 2024 we had $390.9 million and $246.7 million, respectively, in cash, cash equivalents and marketable securities.

Since inception, we have had operating losses, the majority of which are attributable to research and development activities. Our net losses were $6.9 million and $89.0 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $497.7 million.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development activities, including medical affairs, as well as sales, general and administrative expenses, including commercial operations. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, sales, general and administrative expenses will continue to increase. In particular, we expect our expenses and losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Based upon our current operating plan, we believe that our cash, cash equivalents, and marketable securities of approximately $390.9 million as of December 31, 2025, will fund operations into 2028. To date, we have not had any products approved for sale and have not generated any product sales. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

Financial Operations Overview

Revenue

We are comprised of one reportable segment and as of December 31, 2025 and 2024, have not generated any product revenue since inception, as we do not yet have approved products for sale. If we are able to successfully develop, receive regulatory approval for and commercialize any of our current or future product candidates alone or in collaboration with third parties, we may generate revenue from the sales of these product candidates.

In January 2022, we entered into a License and Collaboration Agreement (the “Acadia Agreement”) with Acadia Pharmaceuticals Inc. (“Acadia”) for the discovery, development and commercialization of novel RNA-based medicines for the treatment of severe and rare genetic neurodevelopmental diseases of the central nervous system. The Acadia Agreement focused on the targets SYNGAP1, MECP2 (Rett syndrome), and an undisclosed neurodevelopmental target of mutual interest. In connection with each target, we agreed to collaborate with Acadia to identify potential treatments for further development and commercialization as licensed products. With respect to SYNGAP1, we agreed with Acadia to co-develop and co-commercialize licensed products for such target globally, and in connection therewith we granted to Acadia worldwide, co-exclusive (with us) licenses for such licensed products. With respect to SYNGAP1, we agreed with Acadia to co-develop and co-commercialize licensed products for such target globally, and in connection therewith we granted to Acadia worldwide, co-exclusive (with us) licenses for such licensed products. With respect to MECP2 and the neurodevelopmental target, we granted Acadia worldwide, exclusive licenses to develop and commercialize licensed products for such targets. Effective as of September 3, 2025, Acadia terminated the MECP2 and the undisclosed neurodevelopmental programs under the Acadia Agreement (the “Discontinued Acadia Programs”) and rights to these targets returned to us. The collaboration with Acadia with respect to SYNGAP1 remains ongoing.

Pursuant to the terms of the Acadia Agreement, we received an upfront payment of $60.0 million from Acadia. Acadia agreed to fund the research for the Discontinued Acadia Programs, and we will equally fund with Acadia the research to identify potential licensed products for SYNGAP1. We are eligible to receive up to $245.0 million in potential total milestone payments based upon the achievement of certain development, regulatory, first commercial sales and sales milestone events for the SYNGAP1 program, assuming each milestone were achieved at least once. For SYNGAP1 licensed products that we are co-developing and co-commercializing, we will be responsible for 50% of the development and commercialization costs and will receive 50% of the profits from global commercialization. We are provided a co-development and co-commercialization opt out option relating to the SYNGAP1 target indication at our discretion. Such opt-out would reduce development and commercialization milestones but would provide us with royalties on an escalating basis attributable to net sales milestones. As a result of the termination of the Discontinued Acadia Programs, we are no longer eligible to receive the milestones for those programs of up to $662.5 million or any royalties related thereto.

For the year ended, December 31, 2025, we recognized revenue related to the Acadia collaboration of $16.1 million and for the year ended, December 31, 2024, we recognized revenue related to the Acadia collaboration of $36.6 million.

On February 14, 2025, we entered into a License and Collaboration Agreement (the “Biogen Agreement”) with Biogen International GmbH (“Biogen”) for the joint development and commercialization of zorevunersen and other compounds targeting the SCN1A gene (the “Licensed Product”). Under the terms of the Biogen Agreement, we granted Biogen an exclusive, royalty-bearing license to develop, manufacture, and export licensed products in all territories outside the U.S., Canada, and Mexico (the “Biogen Territory”). In addition, Biogen has the option to exercise an exclusive, royalty-bearing, sublicensable and transferable license for certain future follow-on ASOs directed to SCN1A controlled by us. Under the Biogen Agreement, the parties are jointly developing zorevunersen, and we are leading global development. We and Biogen share global development costs based on an agreed budget. We are responsible for 70% of these development costs and Biogen is responsible for the remaining 30% of these development costs.

In connection with the closing of this transaction in February 2025, we received an upfront payment of $165.0 million and are eligible to receive development and commercial milestone payments that could total up to approximately $50.0 million and $335.0 million, respectively, if all the specified milestones set forth in this collaboration are achieved. In addition, we are eligible to receive tiered, double-digit royalties ranging from the low double-digit to high teen percentages of future net sales on the licensed products. As of December 31, 2025, no milestones have been met. Royalties payable under the Biogen Agreement are subject to standard royalty reductions.

For the year ended, December 31, 2025, we recognized revenue related to the Biogen collaboration of $168.3 million; there was no revenue prior to 2025 related to the Biogen collaboration.

See Note 8—License and Collaboration Agreements of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Year ended December 31,
	2025	2024
Zorevunersen	$63,753	$29,980
ADOA	5,106	5,811
SYNGAP1	3,334	1,138
MECP2	(33)	1,066
Non-program specific and unallocated research and development expenses	65,762	51,138
Total research and development expenses	$137,922	$89,133

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

Results of Operations for the Years Ended December 31, 2025 and 2024

The following table sets forth our results of operations (in thousands):

	Year ended December 31,
	2025	2024
Consolidated statements of operations
Revenue	$184,420	$36,555
Operating expenses:
Research and development	137,922	89,133
Sales, general and administrative	67,088	48,794
Total operating expenses	205,010	137,927
Loss from operations	(20,590)	(101,372)
Other income (expense):
Interest income, net	13,756	12,638
Other income (expense), net	(51)	(247)
Total other income (expense)	13,705	12,391
Net loss	$(6,885)	$(88,981)

Revenue

Revenue for the year ended December 31, 2025 was $184.4 million compared to $36.6 million for the year ended December 31, 2024, an increase of $147.8 million. Revenue is generated from satisfying contractual obligations of the collaboration and licensing agreements with Acadia and Biogen. The increase of $147.8 million is primarily driven by revenue of $150.8 million related to the IP license performance obligation and $17.5 million for global development activities as part of the Biogen Agreement offset by a decrease in revenue related to the Acadia Agreement.

Research and development expenses

Research and development expenses were $137.9 million for the year ended December 31, 2025 as compared to $89.1 million for the year ended December 31, 2024, an increase of $48.8 million. The table below summarizes our research and development expenses (in thousands):

	Year Ended December 31,
	2025	2024
Zorevunersen	$63,753	$29,980
ADOA	5,106	5,811
SYNGAP1	3,334	1,138
MECP2	(33)	1,066
Personnel-related expenses	49,973	36,203
Third-party services	3,189	1,111
Scientific consulting	1,468	1,754
Facilities and other research and development expenses	11,132	12,070
Total research and development expenses	$137,922	$89,133

The increase in research and development expenses was driven primarily by a $33.8 million increase in expenses related to our zorevunersen program, which consisted of third‑party services and scientific consulting fees, $13.8 million increase in personnel‑related costs, a $1.8 million increase in external third‑party expenses related to non–program-specific expenses and $1.1 million in expenses related to SYNGAP1 and MECP2, both of which consisted of third‑party services and scientific consulting fees. These increases were partially offset by a $0.7 million decrease in expenses related to our ADOA program and a $1.0 million decrease in facilities and other non–program-related expenses.

Sales, general and administrative expenses

Sales, general and administrative expenses were $67.1 million for the year ended December 31, 2025 as compared to $48.8 million for the year ended December 31, 2024, an increase of $18.3 million.

The increases in sales, general and administrative expenses was primarily attributable to an increase of $7.4 million in personnel‑related costs, including increases in stock-based compensation expense, from increases in headcount and options awarded and an increase of $10.9 million in third-party services to support our in-house personnel in various aspects of developing and supporting the business including commercialization efforts, human resources, information technology, audit, tax, public relations, communications and other sales, general and administrative activities.

Other income (expense)

Our other income (expense), net includes (i) interest income earned on cash reserves in our operating, money market fund, investment accounts and on our marketable securities investments and (ii) other items of income (expense), net.

Liquidity and Capital Resources

Since our inception through December 31, 2025, our operations have been financed by net proceeds of $926.6 million from the sale of convertible notes payable and our convertible preferred stock, our initial public offering, follow-on offering, proceeds from the controlled equity offering sales agreements and the upfront payments from Acadia and Biogen. As of December 31, 2025, we had $390.9 million in cash, cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception in June 2014 and, as of December 31, 2025 and 2024, we had accumulated deficits of $497.7 million and $490.8 million, respectively.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development activities, including medical affairs, as well as sales, general and administrative expenses, including commercial operations. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Our product candidates may never achieve commercialization and we anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development expenses, sales, general and administrative expenses, and capital expenditures will continue to increase. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and other capital sources, including potentially collaborations, licenses and other similar arrangements. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, costs relating to the build-out of our headquarters and manufacturing facility, license payments or milestone obligations that may arise, laboratory and related supplies, clinical costs, manufacturing costs, legal and other regulatory expenses and general overhead costs.

Based upon our current operating plan, we believe that our cash, cash equivalents, and marketable securities of approximately $390.9 million as of December 31, 2025, will fund operations into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global macroeconomic conditions, including inflation, changing interest rates and instability in the global banking system, tariffs, and disruptions to and volatility in the credit and financial markets in the United States and worldwide. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Cash flows

The following table summarizes our cash flows (in thousands):

	Year ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$45,585	$(86,851)
Investing activities	(186,812)	(107,475)
Financing activities	97,389	131,094
Net decrease in cash, cash equivalents and restricted cash	$(43,838)	$(63,232)

Operating activities

During the year ended December 31, 2025, cash provided by operating activities was $45.6 million. This was primarily attributable to non-cash charges of $36.1 million for stock-based compensation, depreciation, amortization and accretion of marketable securities, and reduction in the carrying amount of right of use assets, a net change of $16.3 million in our net operating assets and liabilities which includes monies received related to the Biogen collaboration, offset by a net loss of $6.9 million.

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

Investing activities

Our investing activities during the year ended December 31, 2025 consisted primarily of $322.7 million of purchases of marketable securities and $0.7 million of purchases of property plant and equipment offset by $136.6 million from the sales of marketable securities.

Our investing activities during the year ended December 31, 2024 consisted primarily of $167.3 million of purchases of marketable securities offset by $60.0 million from the sales of marketable securities.

Financing activities

Our financing activities during year ended December 31, 2025 consisted of $8.6 million from the exercise of stock options, $1.0 million in proceeds from our Employee Stock Purchase Plan and $87.8 million of net proceeds from the Sales Agreement.

Our financing activities during year ended December 31, 2024 consisted of $119.9 million of net proceeds from the follow-on offering, $1.7 million from the exercise of stock options, $0.5 million in proceeds from our Employee Stock Purchase Plan and $9.0 million of net proceeds from the Sales Agreement.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2025 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
Operating lease obligations	$4,481	$3,249	$1,232	$—	$—
Total	$4,481	$3,249	$1,232	$—	$—

In August 2018, we entered into an agreement to lease approximately 23,000 square feet of space for a term of three years. Lease terms are triple net lease commencing at $0.9 million per year, then with 3% annual base rent increases plus operating expenses, real estate taxes, utilities and janitorial fees. The lease commencement date was December 10, 2018.

In September 2021, we entered into an agreement to extend the initial term of the 23,000 square foot lease for a period of three years. In addition, this agreement provides for the lease of an additional 15,000 square feet of rentable space beginning on April 1, 2022. Initial monthly lease payments are approximately $0.1 million with respect to the 23,000 square feet space, and $0.1 million with respect to the 15,000 square feet space, and in each case subject to annual rent escalations.

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

In January 2025, we entered into an agreement to lease 7,581 square feet of space for an initial term of three years and three months. The lease includes two renewal options for an additional three years each. Lease terms commence at $0.7 million per annum, with 2% annual base rent increases plus operating expenses, real estate taxes, and utilities. The lease commencement date was July 8, 2025. In July 2025, we recognized a right-of-use asset and operating lease liability of $1.8 million. In September 2025, we entered into a sublease agreement for the 7,581 square feet of space for a term equal to the initial term of the original lease. Sublease terms commence at $0.4 million per annum with 2% annual rent increases. As a result of this sublease, we recognized a right-of-use asset impairment of $0.7 million.

In January 21, 2026, we entered into a new lease for our corporate headquarters and laboratory space with NWALP PHOP Property Owner LLC, located at 245 Fifth Avenue, Waltham, Massachusetts (the “Lease Agreement”), in order to expand our office and laboratory space. The Lease Agreement premises include approximately 98,500 square feet. The Lease Agreement will expire on March 31, 2038, and includes two options to further extend the Lease for an additional five years at the then-prevailing market rate. The aggregate estimated base rent payments due over the term of the Lease Agreement is approximately $85.5 million. We paid a security deposit of $3.0 million in the form of an irrevocable standby letter of credit, which may be reduced over time in accordance with the terms of the Lease Agreement. See “Note 14—Subsequent Events."

Commitments

Our commitments primarily consist of obligations under our agreement with the University of Southampton. As of December 31, 2025, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see “Business—License and research agreements.”

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

Revenue Recognition

For revenue arrangements accounted for under ASC 606, we recognize revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, we perform the following five steps: (i) identification of the contract; (ii) determination of whether the promised goods or services are performance obligations; (iii) measurement of the transaction price, including evaluating the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. We apply the five-step model to all contracts, including transactions with collaborators or partners, if they are a transaction with a customer.

Performance obligations are promises to transfer distinct goods or services to the customer. Promised goods or services are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, we consider factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on their own, or whether the required expertise is readily available.

We estimate the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include both fixed consideration and variable consideration. At the inception of an arrangement that includes variable consideration and at each reporting period, we evaluate the amount of potential payment and the likelihood that the payments will be received. We utilize either the most likely amount method or expected amount method to estimate the amount to be received based on which method better predicts the amount expected to be received. If it is probable that a significant reversal of cumulative revenue would not occur, the variable consideration is included in the transaction price. We will assess our revenue generating arrangements in order to determine whether a significant financing component exists and conclude that a significant financing component does not exist in any of its arrangements if: (a) the promised consideration approximates the cash selling price of the promised goods and services or any significant difference is due to factors other than financing; and (b) timing of payment approximates the transfer of goods and services and performance is over a relatively short period of time within the context of the entire term of the contract.

Contracts may include pre-commercial milestone payments. At contract inception and at each reporting period, we assess whether achievement of the milestone was most likely and whether it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur. If it is probable that a significant reversal of cumulative revenue would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the customer’s control are constrained and not included in the transaction price. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

For arrangements that may include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of the Company’s collaboration arrangements.

We allocate the transaction price based on the estimated standalone selling price of the underlying performance obligations or in the case of certain variable consideration to one or more performance obligations. We must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We utilize a range of key assumptions to determine the stand-alone selling price, which may include prices observed in comparable market transactions, pricing considered in negotiating the transaction, the estimated costs, plus a reasonable margin, forecasted revenue, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of success in achieving various pre-commercial and commercial milestones, to complete the respective performance obligation. Certain variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated to each performance obligation are consistent with the amounts we would expect to receive for each performance obligation.

For performance obligations consisting of licenses, research and development activities, and other promises, we utilize judgment to assess the nature of the performance obligation to determine whether the performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we will recognize revenue when the license is transferred to the customer and the customer is able to use and benefit from the license. Upfront payments and fees are recorded as deferred revenue upon receipt or when due until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when the right to consideration is unconditional, including unbilled amounts.

Payment terms and conditions vary by contract type, although terms typically require payment within 30 to 60 days. In instances where the timing of revenue recognition differs from that of invoicing, we have determined that our contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, not to facilitate financing arrangements.

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
•
Expected volatility— We estimate our expected share price volatility based on a blend of our historical volatility and the historical volatility of publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty.

The following table presents the weighted-average assumptions used to estimate the fair value of share-based awards granted:

	Year ended December 31,
	2025	2024
Risk-free interest rate	3.79-4.55%	3.51-4.36%
Expected dividend yield	0%	0%
Expected life	5.5-6.25 years	5.5-6.25 years
Expected volatility	80-81%	79%

We will continue to use judgment in evaluating the assumptions utilized for the grant-date fair value of our stock options on a prospective basis.

Other Information

Net operating loss carryforwards

The reconciliation tax bill, commonly known as the “One Big Beautiful Bill Act” (OBBBA) into law July 4, 2025, which is considered the enactment date under U.S. generally accepted accounting principal (GAAP). Based on the OBBBA, we will make a method change to accelerate unamortized domestic R&D amounts ratably over the 2025 and 2026 taxable years. Our deferred tax assets as of December 31, 2025 reflect the change in tax treatment for these expenditures.

In accordance with ASC 740, Accounting for Income Taxes, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has determined that it is more likely than not that we will not recognize the net benefits of federal and state deferred tax assets. A full valuation allowance of $161.1 million and $165.6 million was established at December 31, 2025 and 2024, respectively. The change in the valuation allowance was a decrease of $4.5 million and an increase of $32.3 million in 2025 and 2024, respectively.

As of December 31, 2025, and 2024, we had federal NOL carryforwards of $301.7 million and $242.1 million, respectively, which may be available to reduce future taxable income. Our Federal NOLs were generated after December 31, 2018 and carryforward indefinitely. As of December 31, 2025, and 2024, we had state NOLs of $329.2 million and $261.5 million, respectively, which may be available to reduce future taxable income. The state NOLs expire at various dates beginning in 2035.

As of December 31, 2025 and 2024, we had federal research and development tax credit (“R&D Credit”) carryforwards of $21.3 million and $15.3 million, respectively, and state R&D Credit carryforwards of $10.5 million and $8.4 million, respectively. Both federal and state R&D Credit carryforwards may be available to reduce future tax liabilities and expire at various dates beginning in 2034.

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

We apply ASC 740 related to accounting for uncertainty in income taxes. Our reserves related to income taxes are based on a determination of whether, and how much of, a tax benefit taken by us in our tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. At December 31, 2025, and 2024 we had no unrecognized tax benefits. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying consolidated statements of operations and comprehensive loss.

We file U.S. federal and state income tax returns with varying statute of limitations. As of the year ended December 31, 2025, there is no examination by U.S. tax authorities. Due to our net operating loss carryforwards, federal income tax returns from incorporation are still subject to examination. We file in several state tax jurisdictions and are subject to examination in years ranging from incorporation to 2025. To the extent that we have tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS and the state tax authorities to the extent utilized in a future period.

For year ended December 31, 2025, we had $0.6 million of Federal income taxes paid.

Smaller Reporting Company Status

We are a “smaller reporting company,” meaning that our annual revenue is less than $100.0 million during the last completed fiscal year or the market value of our stock held by non-affiliates was less than $700.0 million as of the end of that fiscal year’s second fiscal quarter. We will continue to be a smaller reporting company until the first quarter of 2027. As a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the "FASB") issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold and certain disclosures of state versus federal income tax expenses and taxes paid. ASC 2023-09 is effective for fiscal years beginning after December 15, 2024. We adopted the standard effective January 1, 2025 and there was no material impact to our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 “Income Statement— Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“ASU 2024-03”). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026. We are still evaluating the impact of ASU 2024-03 and have not yet determined whether its adoption will have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risks in the ordinary course, primarily including interest sensitivities. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $390.9 million and $246.7 million as of December 31, 2024. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

Inflation risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the years ended December 31, 2025 and 2024.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer (our principal accounting officer) and Chief Executive Officer (our principal executive officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework issued in 2013. Based upon the assessments, management has concluded that as of December 31, 2025 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

This Annual Report on Form 10-K does not include an attestation report from our independent registered public accounting firm because, for so long as we remain a “smaller reporting company,” our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name	Title	Action	Date	Rule 10b5-1*	Non Rule 10b5-1**	Total Shares to be Sold		Expiration Date(1)
Jonathan Allan	General Counsel	Adoption	11/10/2025	X		8,695	(2)	3/23/2027
Jennifer Burstein	Director	Adoption	11/7/2025	X		84,773		11/7/2027
Jason Hoitt	Chief Patient Officer	Adoption	11/24/2025	X		40,000		3/15/2027
Adrian Krainer	Director	Adoption	11/26/2025	X		161,888	(3)	12/31/2027
Arthur Levin	Director	Adoption	11/12/2025	X		151,490		12/31/2028
Barry Ticho	Chief Medical Officer	Adoption	11/19/2025	X		53,651	(4)	12/31/2026

*Intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Act.

**Not intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Act.

(1)
Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier of (a) the completion of all purchases or sales or (b) the date listed in the table.
(2)
The aggregate number of shares of common stock that will be available for sale under the Rule 10b5-1 Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of certain restricted stock unit and performance stock unit awards subject to the Rule 10b5-1 Plan. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale includes 8,695 shares, which reflects the aggregate maximum number of shares underlying such awards and available for sale under the Rule 10b5-1 Plan without excluding the shares that will be sold to satisfy the tax withholding obligations.
(3)
The aggregate number of shares of common stock that will be available for sale under the Rule 10b5-1 Plan is not yet determinable because the shares available will be net of shares sold under Mr. Krainer’s prior Rule 10b5-1 Plan dated August 15, 2025. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale includes 121,416 shares, which reflects the aggregate maximum number of shares available for sale under the Rule 10b5-1 Plan without excluding shares that may be sold under such prior Rule 10b5-1 Plan.
(4)
The aggregate number of shares of common stock that will be available for sale under the Rule 10b5-1 Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of certain restricted stock unit and performance stock unit awards subject to the Rule 10b5-1 Plan. As such, for purposes of this disclosure, the aggregate number of shares of common stock available for sale includes 52,286 shares, which reflects the aggregate maximum number of shares underlying such awards and available for sale under the Rule 10b5-1 Plan without excluding the shares that will be sold to satisfy the tax withholding obligations.

Each new Rule 10b5-1 Plan that was adopted in the above table includes a representation from the director or officer, respectively, to the broker administering the plan that he was not in possession of any material nonpublic information regarding the Company or the securities subject to the Rule 10b5-1 Plan at the time the Rule 10b5-1 Plan was entered into. A similar representation was made to us in connection with the adoption of the Rule 10b5-1 Plan under our insider trading policy. Those representations were made as of the Adoption Date set forth above, and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which the directors and officers was unaware, or with respect to any material nonpublic information acquired by the above directors and officers or passage after the date of the representation.

Once executed, transactions under a Rule 10b5-1 Plan adopted during the period described above will be disclosed publicly through Form 4 and/or Form 144 filings with the SEC in accordance with applicable securities laws, rules, and regulations. Except as may be required by law, we do not undertake any obligation to update or report any modification, termination, or other activity under current or future Rule 10b5-1 plans that may be adopted by officers or directors of the Company.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the “SEC”) with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Exhibits

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith

3.1	Restated Certificate of Incorporation, as amended.	10-K	001-38938	March 25, 2024	3.1

3.2	Restated Bylaws, as amended.	8-K	001-38938	February 3, 2023	3.1

4.1	Form of Common Stock Certificate.	S-1	333-231700	June 7, 2019	4.1

4.2	Description of Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934.					X

10.1*	Form of Indemnification Agreement with directors and officers.	S-1	333-231700	June 7, 2019	10.1

10.2*	2014 Equity Incentive Plan, as amended, and forms of award agreements.	S-1	333-231700	May 23, 2019	10.2

10.3*	2019 Equity Incentive Plan, and forms of award agreements.	10-K	001-38938	March 6, 2023	10.3

10.4*	2019 Employee Stock Purchase Plan, and forms of award agreements.	S-1	333-231700	June 7, 2019	10.5

10.5*	2023 Inducement Plan, and forms of award agreements.	S-8	333-271273	April 13, 2023	99.1

10.6*	Amended and Restated Executive Employment Agreement, by and between the Registrant and Barry Ticho, effective as of October 21, 2020.	10-K	001-38938	March 9, 2021	10.7

10.7*	Change of Control and Severance Agreement, by and between the Registrant and Barry Ticho, effective as of October 21, 2020.	10-K	001-38938	March 9, 2021	10.10

10.8	Lease Agreement, dated as of September 8, 2021, by and between ARE-MA Region No. 24, LLC and the Registrant, as amended to date.	10-K	001-38938	March 25, 2024	10.12

10.9†	License and Collaboration Agreement, dated as of January 9, 2022, by and between Acadia Pharmaceuticals Inc. and the Registrant.	10-Q	001-38938	May 10, 2022	10.1

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
10.10	Controlled Equity Offering Sales Agreement, dated as of May 20, 2022, between the Registrant and Cantor Fitzgerald & Co.	S-3	333-265107	May 20, 2022	1.2

10.11*	Executive Employment Agreement, by and between the Registrant and Thomas Leggett, effective as of April 23, 2024.	10-Q	001-38938	August 7, 2024	10.1

10.12*	Change of Control Severance Agreement, by and between the Registrant and Thomas Leggett, effective as of April 23, 2024.	10-Q	001-38938	August 7, 2024	10.2

10.13†*	Separation and Release Agreement, by and between the Registrant and Stephen J. Tulipano, dated May 2, 2024.	10-Q	001-38938	August 7, 2024	10.3

10.14*	Form of Irrevocable Payment Election for Non-Employee Directors	10-K	001-38938	March 18, 2025	10.20

10.15	Non-Employee Director Compensation Policy, as amended					X

10.16†	License and Collaboration Agreement, dated as of February 14, 2025, by and between Biogen International GmbH and the Registrant	10-Q	001-38938	May 13, 2025	10.2

10.17*	Transition and Separation Agreement, dated March 16, 2025, between Dr. Edward Kaye, M.D. and the Registrant	10-Q	001-38938	August 12, 2025	10.1

10.18*	Executive Employee Agreement, by and between the Registrant and Ian F. Smith, effective as October 6, 2025	8-K	001-38938	October 6, 2025	10.1

10.19*	Change of Control and Severance Agreement, by and between the Registrant and Ian F. Smith, effective as of October 6, 2025	8-K	001-38938	October 6, 2025	10.2

19.1	Insider Trading Policy					X

21.1	Subsidiary of the Registrant.	S-1	333-231700	May 23, 2019	21.1

23.1	Consent of independent registered public accounting firm.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97	Compensation Recovery Policy	10-K	001-38938	March 25, 2024	97

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

104	Inline Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

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

STOKE THERAPEUTICS, INC.

Date: March 16, 2026	By:	/s/ Ian F. Smith
Ian F. Smith
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Ian F. Smith and Thomas E. Leggett, and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ian F. Smith	Chief Executive Officer and Director	March 16, 2026
Ian F. Smith	(Principal Executive Officer)

/s/ Thomas E. Leggett	Chief Financial Officer	March 16, 2026
Thomas E. Leggett	(Principal Financial and Accounting Officer)

/s/ Julie A. Smith	Director	March 16, 2026
Julie A. Smith

/s/ Seth L. Harrison	Director	March 16, 2026
Seth L. Harrison, M.D.

/s/ Adrian R. Krainer	Director	March 16, 2026
Adrian R. Krainer, Ph.D.

/s/ Arthur A. Levin	Director	March 16, 2026
Arthur A. Levin, Ph.D.

/s/ Edward M. Kaye M.D.	Director	March 16, 2026
Edward M. Kaye M.D

/s/ Jennifer C. Burstein	Director	March 16, 2026
Jennifer C. Burstein

/s/ Garry E. Menzel	Director	March 16, 2026
Garry E. Menzel

/s/ Arthur O. Tzianabos	Chairman of the Board of Directors	March 16, 2026
Arthur O. Tzianabos, Ph.D.

STOKE THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Stoke Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Stoke Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of distinct performance obligations related to the license and collaboration agreement with Biogen International GmbH

As discussed in Note 8 to the consolidated financial statements, the Company entered into an Exclusive License and Collaboration Agreement with Biogen International GmbH (Biogen). At contract inception, the Company assesses whether the goods or services promised within the contract are distinct and, therefore, represent a separate performance obligation, or whether they are not distinct and are combined with other goods and services until a distinct bundle is identified. The Company allocates the transaction price based on the estimated standalone selling price of the underlying performance obligations or in the case of certain variable consideration to one or more performance obligations. The Company identified two performance obligations under the license and collaboration agreement with Biogen. Fixed consideration of $165.0 million and estimated variable consideration of $78.4 million were allocated to the performance obligations based on their relative standalone selling price.

We identified the evaluation of distinct performance obligations, including understanding the nature and significance of the contractual obligations and their standalone selling prices, related to the license and collaboration agreement with Biogen as a critical audit matter. Subjective and complex auditor judgment was required to assess the Company’s identification of distinct performance obligations, including evaluating the rights and obligations described in the agreement, their benefit to the customer and the level of modification or customization among the performance obligations. In addition, subjective auditor judgment was required to evaluate certain significant assumptions in the discounted cash flow model used by management to determine the standalone selling price of the IP License, including the discount rates and certain underlying assumptions to the forecasted net sales such as prevalent population, diagnosis and treatment rates, and price. The audit effort associated with assessing the discount rate assumptions required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated management’s identification of distinct performance obligations and the significance of the contractual obligations by obtaining and reading the license and collaboration agreement to gain an understanding of the contractual terms and conditions and the commitments being made in the agreement. We conducted inquiries with personnel responsible for clinical development to understand the nature of the research and development activities specific to the clinical development and commercialization stage programs to evaluate the nature of the commitments made to the customer. We evaluated management’s accounting analysis and assessed the reasonableness of management’s judgments and assumptions in the determination of distinct performance obligations and the significance of the contractual obligations by comparing them to underlying documentation. We evaluated the Company’s forecasted net sales used in the fair value analysis by obtaining an understanding of the significant assumptions noted above underlying the forecasted net sales and comparing such assumptions to underlying documentation, including external population data, published medical data, and comparable drug information. We involved valuation professionals with specialized skills and knowledge, who assisted in the evaluation of the discount rates by comparing them to an independently developed discount rate range.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Boston, Massachusetts

March 16, 2026

Stoke Therapeutics, Inc. and subsidiary

Consolidated balance sheets

(in thousands, except share and per share amounts)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$84,220	$127,983
Marketable securities - short term	200,450	88,916
Accounts receivable	5,936	1,668
Prepaid expenses	8,736	11,117
Other current assets	3,895	2,297
Restricted cash - short term	494	75
Interest receivable	1,969	700
Total current assets	$305,700	$232,756
Restricted cash - long term	227	721
Operating lease right-of-use assets	3,101	4,345
Marketable securities - long term	106,260	29,824
Property and equipment, net	3,146	3,909
Total assets	$418,434	$271,555
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,939	$2,498
Accrued and other current liabilities	41,035	18,567
Deferred revenue - current portion	11,901	18,991
Total current liabilities	$57,875	$40,056
Deferred revenue - net of current portion	6,961	—
Other long term liabilities	1,141	2,478
Total long term liabilities	$8,102	$2,478
Total liabilities	$65,977	$42,534
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized, 58,921,999 and 54,032,826 shares issued and outstanding as of December 31, 2025 and 2024, respectively	5	5
Additional paid-in capital	849,624	719,997
Accumulated other comprehensive income (loss)	543	(151)
Accumulated deficit	(497,715)	(490,830)
Total stockholders’ equity	$352,457	$229,021
Total liabilities and stockholders’ equity	$418,434	$271,555

The accompanying notes are an integral part of these consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated statements of operations and comprehensive loss

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenue	$184,420	$36,555
Operating expenses:
Research and development	137,922	89,133
Sales, general and administrative	67,088	48,794
Total operating expenses	205,010	137,927
Loss from operations	(20,590)	(101,372)
Other income (expense):
Interest income (expense), net	13,756	12,638
Other income (expense), net	(51)	(247)
Total other income (expense)	13,705	12,391
Net loss	$(6,885)	$(88,981)
Net loss per share—basic and diluted	$(0.12)	$(1.65)
Weighted average common shares outstanding—basic and diluted	59,219,184	54,008,883
Comprehensive loss:
Net loss	$(6,885)	$(88,981)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	694	(127)
Total other comprehensive gain (loss)	$694	$(127)
Comprehensive loss	$(6,191)	$(89,108)

The accompanying notes are an integral part of these consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated statements of stockholders’ equity

(in thousands, except share and per share amounts)

	Common Stock		Additional paid-in capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated deficit	Total 'Stockholders’ equity
	Shares	Amount
Balance as of December 31, 2023	45,918,233	$5	$561,433	$(24)	$(401,849)	$159,565
Unrealized loss on marketable securities	—	—	—	(127)	—	(127)
Stock-based compensation	—	—	27,470	—	—	27,470
Issuance of common stock upon exercise of stock options	825,187	—	1,722	—	—	1,722
Issuance of common stock related to employee stock purchase plan	110,641	—	532	—	—	532
Issuance of common stock and warrants upon follow-on offering, net of underwriting discounts, commissions, and offering costs	5,555,557	—	119,884	—	—	119,884
Issuance of vested restricted stock units and performance stock units	841,238	—	—	—	—	—
Shares sold as part of controlled equity offering sales agreement, net of commissions	781,970	—	8,956	—	—	8,956
Net loss	—	—	—	—	(88,981)	(88,981)
Balance as of December 31, 2024	54,032,826	$5	$719,997	$(151)	$(490,830)	$229,021
Unrealized gain on marketable securities	—	—	—	694	—	694
Stock-based compensation	—	—	32,238	—	—	32,238
Issuance of common stock upon exercise of stock options	1,003,050	—	8,603	—	—	8,603
Issuance of common stock related to employee stock purchase plan	105,484	—	1,002	—	—	1,002
Issuance of vested restricted stock units and performance stock units	575,429	—	—	—	—	—
Shares sold as part of controlled equity offering sales agreement, net of commissions	3,205,210	—	87,784	—	—	87,784
Net loss	—	—	—	—	(6,885)	(6,885)
Balance as of December 31, 2025	58,921,999	$5	$849,624	$543	$(497,715)	$352,457

The accompanying notes are an integral part of these consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Consolidated statements of cash flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(6,885)	$(88,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,770	2,177
Amortization and accretion of marketable securities	(1,133)	(1,642)
Stock-based compensation	32,238	27,470
Impairment of right of use asset	696	—
Loss on disposal of property and equipment	145	—
Reduction in the carrying amount of right of use assets	2,408	2,265
Changes in assets and liabilities:
Accounts receivable	(4,268)	(50)
Prepaid expenses and other current assets	(545)	(1,786)
Accounts payable, accrued liabilities, and operating leases	21,289	3,088
Deferred revenue	(130)	(29,392)
Net cash provided by (used in) operating activities	45,585	(86,851)
Cash flows from investing activities:
Purchases of property and equipment	(670)	(203)
Purchases of marketable securities	(322,722)	(167,272)
Sales of marketable securities	136,580	60,000
Net cash used in investing activities	(186,812)	(107,475)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock options	8,603	1,722
Proceeds from employee stock purchase plan	1,002	532
Proceeds from controlled equity offering sales agreement, net of commissions	87,784	8,956
Proceeds from follow-on offering, net of underwriting discounts, commissions and offering costs	—	119,884
Net cash provided by financing activities	97,389	131,094
Net decrease in cash, cash equivalents and restricted cash	(43,838)	(63,232)
Cash, cash equivalents and restricted cash—beginning of year	128,779	192,011
Cash, cash equivalents and restricted cash—end of year	$84,941	$128,779

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Right-of-use assets recognized in exchange for operating leases	$1,776	$—
Property and equipment included in accrued expense and accounts payable	$482	$61

The accompanying notes are an integral part of these consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Notes to consolidated financial statements

(in thousands, except share and per share amounts)

1. Nature of the business and basis of presentation

Organization

Stoke Therapeutics, Inc. (the Company) was founded in June 2014 and was incorporated under the laws of the State of Delaware. The Company is a late-stage clinical company dedicated to addressing the underlying causes of severe diseases by upregulating protein expression with RNA-based medicines.

Shelf Registration

In May 2022, the Company filed a universal Shelf Registration statement on Form S-3 (the “2022 Registration Statement”) with the Securities and Exchange Commission (the “SEC”). The 2022 Registration Statement was declared effective by the SEC on May 31, 2022, and contained two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $400.0 million of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of its common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (the “Sales Agreement”). As of December 31, 2025, the Company had issued approximately 7.0 million shares of common stock pursuant to the Sales Agreement and the 2022 Registration Statement for net proceeds of $61.0 million.

In April 2024, the Company completed an underwritten public offering of its common stock and issued and sold 5,555,557 shares of common stock at a public offering price of $13.50 per share and issued pre-funded warrants to purchase 3,703,730 shares of common stock at a public offering price of $13.499 per share subject to an exercise price equal to $0.0001 pursuant to the 2022 Registration Statement. The common stock and pre-funded warrants sold resulted in net proceeds of approximately $119.9 million after deducting underwriting discounts, commissions and offering costs.

In October 2024, the Company filed an automatic universal Shelf Registration statement on Form S-3 (the “2024 Registration Statement”) with the SEC. Following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 in March 2025, the 2024 Registration Statement became ineffective.

In July 2025, the Company filed a universal Shelf Registration statement on Form S-3 (the “2025 Registration Statement”) with the SEC. The 2025 Registration Statement was declared effective by the SEC on July 11, 2025, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $400.0 million of the Company’s common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of common stock that may be issued and sold under the Sales Agreement. The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. As of December 31, 2025, the Company had issued approximately 3.2 million shares of common stock pursuant to the Sales Agreement and the 2025 Registration Statement for net proceeds of $87.8 million.

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

Restricted cash

At December 31, 2025, restricted cash consisted of money market accounts collateralizing letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities.

The following table reconciles cash and cash equivalents and restricted cash per the consolidated balance sheets to the statements of cash flows:

	As of December 31,
	2025	2024
Cash and cash equivalents	$84,220	$127,983
Restricted cash	721	796
	$84,941	$128,779

Marketable Securities

Marketable securities consist of government securities and obligations, corporate bonds and commercial paper with original maturities of more than 90 days at the purchase date. Investments are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of other comprehensive income (loss). Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. Marketable securities are classified as current assets or non-current assets based on each security’s time to maturity as of the balance sheet date.

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

Performance obligations are promises to transfer distinct goods or services to the customer. Promised goods or services are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on their own, or whether the required expertise is readily available.

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

For performance obligations consisting of licenses, research and development activities, and other promises, the Company utilizes judgment to assess the nature of the performance obligation to determine whether the performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company will recognize revenue when the license is transferred to the customer and the customer is able to use and benefit from the license. Upfront payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the right to consideration is unconditional, including unbilled amounts.

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

Impairment of long-lived assets

The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. There were no impairment losses recognized during the years ended December 31, 2025 and 2024.

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

Patent costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as sales, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Income taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the estimated future tax consequences attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to be settled or recovered. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. At December 31, 2025 and 2024, the Company has recorded a full valuation allowance.

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

The Company comprises of one reportable segment, Stoke. As of December 31, 2025, this segment has not generated any product revenue since inception, as it does not yet have approved products for sale.

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

Smaller reporting company status

The Company is a “smaller reporting company,” meaning that its annual revenue was less than $100.0 million during the last completed fiscal year or the market value of the Company's stock held by non-affiliates was less than $700.0 million as of the end of that fiscal year’s second fiscal quarter. The Company expects to continue to be a smaller reporting company until the first quarter of 2027. As a smaller reporting company, the Company may choose to present only the two most recent fiscal years of audited financial statements in its Annual Report on Form 10-K and smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recently issued accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold and certain disclosures of state versus federal income tax expenses and taxes paid. ASC 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted the standard effective January 1, 2025 and there was no material impact to its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 “Income Statement— Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“ASU 2024-03”). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026. The Company is still evaluating the impact of ASU 2024-03 and has not yet determined whether its adoption will have a material effect on its consolidated financial statements.

3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair value measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$72,890	$—	$—	$72,890
Total	$72,890	$—	$—	$72,890

Marketable Securities:
Corporate bonds	$—	$84,750	$—	$84,750
Commercial paper	—	23,961	—	23,961
US Government and US Government agency debt securities	—	197,999	—	197,999
Total	$—	$306,710	$—	$306,710

	Fair value measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$122,446	$—	$—	$122,446
Total	$122,446	$—	$—	$122,446

Marketable Securities:
Corporate bonds	$—	$18,668	$—	$18,668
Commercial paper	—	6,944	—	6,944
US Government debt securities	—	93,128	—	93,128
Total	$—	$118,740	$—	$118,740

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above and in Note 2. The carrying value of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the consolidated balance sheets as of December 31, 2025 and 2024.

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

4. Marketable Securities

The following table summarizes the Company’s marketable securities as of December 31, 2025:

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable Securities:
Corporate bonds	$84,568	$183	$(1)	$84,750
Commercial paper	23,959	7	(5)	23,961
US Government and US Government agency debt securities	197,638	365	(4)	197,999
Total	$306,165	$555	$(10)	$306,710

The following table summarizes the Company’s marketable securities as of December 31, 2024:

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$18,786	$—	$(118)	$18,668
Commercial paper	6,947	—	(3)	6,944
US Government debt securities	93,158	94	(124)	93,128
Total	$118,891	$94	$(245)	$118,740

The weighted average maturity of the Company’s marketable securities as of December 31, 2025 is approximately 0.81 years.

The Company did not record an allowance for credit losses as of December 31, 2025 related to our marketable securities. Further, given the lack of significant change in the credit risk of these investments, the Company did not recognize any other-than-temporary impairment losses.

5. Property and equipment, net

Property and equipment, net consisted of the following:

	As of December 31,
	2025	2024
Laboratory equipment	$9,670	$9,514
Furniture and fixtures	245	312
Leasehold improvements	2,213	2,329
Office equipment	549	482
Construction in progress	615	120
	13,292	12,757
Less accumulated depreciation	(10,146)	(8,848)
	$3,146	$3,909

Depreciation expense was $1.8 million and $2.2 million for the years ended December 31, 2025 and 2024, respectively.

6. Accrued and other current liabilities

Accrued and other current liabilities consisted of the following:

	As of December 31,
	2025	2024
Accrued employee compensation costs	$13,975	$7,686
Accrued professional costs	965	1,108
Accrued research and development costs	22,028	6,698
Current portion of operating lease liabilities	3,007	2,322
Other current liabilities	1,060	753
	$41,035	$18,567

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

In September 2021, the Company entered into an agreement to extend the initial term of the 23,000 square foot lease for a period of three years commencing on December 15, 2021 and ending December 31, 2024. In addition, this lease provides for the lease of an additional 15,000 square feet of rentable space beginning on April 1, 2022 and ending on December 31, 2024. In December 2021, the Company recognized a right-of-use asset and operating lease liability of $3.5 million for the 23,000 square feet. On April 1, 2022, the Company recognized a right-of-use asset and operating lease liability of $1.8 million for the 15,000 square feet. This lease expired on June 30, 2025.

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

In January 2025, the Company entered into an agreement to lease 7,581 square feet of space for an initial term of three years and three months. The lease includes two renewal options for an additional three years each. Lease terms commence at

$0.7 million per annum, with 2% annual base rent increases plus operating expenses, real estate taxes, and utilities. The lease commencement date was July 8, 2025. In July 2025, the Company recognized a right-of-use asset and operating lease liability of $1.8 million. In September 2025, the Company entered into a sublease agreement for the 7,581 square feet of space for a term equal to the initial term of the original lease. Sublease terms commence at $0.4 million per annum with 2% annual rent increases. As a result of this sublease, the Company recognized a right of use asset impairment of $0.7 million.

Future minimum lease payments under non-cancellable leases as of December 31, 2025, were as follows:

2026	$3,249
2027	699
2028	533
Total lease payments	4,481
Less imputed interest	(333)
Present value of lease liabilities	$4,148

Lease balances as of December 31, 2025 and December 31, 2024 were as follows:

	As of December 31,
	2025	2024
Operating right-of-use assets	$3,101	$4,345
Current portion of operating lease liabilities	$3,007	$2,322
Non-current portion of operating lease liabilities	1,141	2,452
Total operating lease liabilities	$4,148	$4,774

The weighted average remaining lease term and weighted average discount rate of the Company's operating leases as of December 31, 2025 were as follows:

Weighted average remaining lease term in years	1.8
Weighted average discount rate	10.12%

In accordance with Topic 842, lease expense incurred under operating leases was $2.8 million for the year ended December 31, 2025, and $2.8 million for the year ended December 31, 2024.

License and research agreements

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton (the “Southampton Agreement”), whereby the Company acquired rights to foundational technologies related to the Company’s TANGO technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to TANGO. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. As of December 31, 2025, the Company had paid $0.7 million under the Southampton Agreement as a result of entering into the Acadia Pharmaceuticals Inc. license and collaboration agreement in January 2022 and recorded a liability of $8.2 million for a sublicense fee expense, due to the Biogen license and collaboration agreement (see Note 8). Additionally, certain licenses under the Southampton Agreement require the Company to reimburse the University of Southampton for certain past and ongoing patent related expenses. For the year ended December 31, 2025 these expenses were $0.1 million compared to $0.1 million for the year ended December 31, 2024.

Litigation

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which it is focused. As of December 31, 2025, the Company had no legal proceedings to which it was a party or to which its property was subject that, in the opinion of management, would have a material adverse effect on its business.

8. License and collaboration agreements

Acadia Pharmaceuticals Inc.

In January 2022, the Company entered into a License and Collaboration Agreement (the “Acadia Agreement”) with Acadia Pharmaceuticals Inc. (“Acadia”) for the discovery, development and commercialization of novel RNA-based medicines for the treatment of severe and rare genetic neurodevelopmental diseases of the central nervous system. The Acadia Agreement focused on the targets SYNGAP1, MECP2 (Rett syndrome), and an undisclosed neurodevelopmental target of mutual interest. In connection with each target, the Company agreed to collaborate with Acadia to identify potential treatments for further development and commercialization as licensed products. With respect to SYNGAP1, the Company agreed with Acadia to co-develop and co-commercialize licensed products for such target globally, and in connection therewith the Company granted to Acadia worldwide, co-exclusive (with the Company) licenses for such licensed products. With respect to MECP2 and the neurodevelopmental target, the Company granted Acadia worldwide, exclusive licenses to develop and commercialize licensed products for such targets. Effective as of September 3, 2025, Acadia terminated the MECP2 and the undisclosed neurodevelopmental programs under the Acadia Agreement (the “Discontinued Acadia Programs”) and rights to these targets returned to the Company. The collaboration with Acadia with respect to SYNGAP1 remains ongoing.

Pursuant to the terms of the Acadia Agreement, the Company received an upfront payment of $60.0 million from Acadia. Acadia agreed to fund the research for the Discontinued Acadia Programs, and the Company will equally fund with Acadia the research to identify potential licensed products for SYNGAP1. The Company is eligible to receive up to $245.0 million in potential total milestone payments based upon the achievement of certain development, regulatory, first commercial sales and sales milestone events for the SYNGAP1 program, assuming each milestone were achieved at least once. For SYNGAP1 licensed products that the Company is co-developing and co-commercializing, the Company will be responsible for 50% of the development and commercialization costs and will receive 50% of the profits from global commercialization. The Company is provided with a co-development and co-commercialization opt out option relating to the SYNGAP1 target indication at the Company’s discretion. Such opt-out would reduce development and commercialization milestones but would provide the Company with royalties on an escalating basis attributable to net sales milestones. As a result of the termination of the Discontinued Acadia Programs, the Company is no longer eligible to receive the milestones for those programs of up to $662.5 million or any royalties related thereto.

Acadia Agreement accounting

At the commencement of the Acadia Agreement, the Company identified three performance obligations consisting of pre-clinical research activities for each of the three targets, SYNGAP1, MECP2, and the undisclosed neurodevelopmental target. The exclusive or co-exclusive licenses granted to Acadia to conduct pre-clinical research activities on each of the three targets, and participation on each of the respective joint research committees were identified as promised services. However, the licenses granted to Acadia and the research activities were determined to be not distinct from each other, and therefore are considered a combined performance obligation for each of the three targets. Participation on each of the joint research committees was determined to be quantitatively and quantitatively immaterial in the context of the arrangement with Acadia.

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

For the year ended December 31, 2025, the Company recognized revenue related to the Acadia collaboration of $16.1 million. Of this total, $11.5 million is related to license revenue and $4.6 million relates to service revenue.

As of December 31, 2025, the Company had $7.5 million in upfront consideration associated with the Acadia agreement relating to performance obligations that are unsatisfied or partially unsatisfied.

Biogen International GmbH License and Collaboration Agreement

On February 14, 2025, the Company entered into a License and Collaboration Agreement (the “Biogen Agreement”) with Biogen International GmbH (“Biogen”) for the joint development and commercialization of zorevunersen and other compounds targeting the SCN1A gene (the “Licensed Product”). Under the terms of the Biogen Agreement, the Company granted Biogen an exclusive, royalty-bearing license to develop, manufacture, and export licensed products in all territories outside the U.S., Canada, and Mexico (the “Biogen Territory”). In addition, Biogen has the option to exercise an exclusive, royalty-bearing, sublicensable and transferable license for certain future follow-on ASOs directed to SCN1A controlled by the Company.

Under the Biogen Agreement, the parties are jointly developing zorevunersen, with the Company leading global development. The Company and Biogen share global development costs based on an agreed budget. The Company is responsible for 70% of these development costs and Biogen is responsible for the remaining 30% of these development costs.

In connection with the closing of this transaction in February 2025, the Company received an upfront payment of $165.0 million and is eligible to receive development and commercial milestone payments that could total up to approximately $50.0 million and $335.0 million, respectively, if all the specified milestones set forth in the collaboration are achieved. In addition, the Company is eligible to receive tiered, double-digit royalties ranging from the low double-digit to high teen percentages of future net sales on the Licensed Products. As of December 31, 2025 no milestones have been met.

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

The following table provides a summary of the transaction price allocated to each performance obligation, in addition to revenue activity for the year ended December 31, 2025 (in thousands):

`		For the Year Ended December 31, 2025
	Transaction Price Allocated	Revenue Recognized
Performance obligations
IP License	$150,779	$150,779
Global Development Activity	92,644	17,496
	$243,423	$168,275

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

In April 2023, the Company’s board of directors adopted the Stoke Therapeutics, Inc. 2023 Inducement Plan, which it amended in June 2025 to add an additional 2,000,000 shares of the Company’s common stock (the “2023 Plan”). As permitted by Nasdaq stock market rules, the Company’s stockholders were not required to approve the 2023 Plan. The Inducement Plan provides for up to 3,000,000 shares of the Company’s common stock under awards granted to newly hired employees. An “award” is any right to receive common stock of the Company through nonstatutory stock options or restricted stock units (“RSUs”).

As of December 31, 2025 there were no shares available for future issuance under the 2014 Plan, 4,209,046 shares were available for future issuance under the 2019 Plan and 630,214 shares were available under the 2023 Plan.

In December 2023, the Company offered employees with outstanding option grants that had an exercise price of greater than $14.00 per share the opportunity to exchange those options for a number of restricted stock units with a fair value equal to the then fair value of the options surrendered. As a result, there was no material incremental compensation expense associated with those RSUs issued in exchange for options. The RSUs vest annually over a period of one to two years. In the aggregate, 2,907,127 options were exchanged for 730,602 RSUs. As of December 31, 2025, all of these restricted stock units have vested.

During the years ended December 31, 2025 and 2024, the Company granted options to purchase 4,309,523 and 2,797,612 shares of common stock to certain of its employees, and directors, respectively. The options vest over a period of up to four years. During the year ended December 31, 2025 and 2024, the Company granted 1,387,842 and 716,000 restricted stock units to its employees. The restricted stock units vest over a period of up to four years. During the year ended December 31, 2025, the Company did not grant any performance stock units to its employees.

A summary of stock option activity for awards is presented below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value(1)
Outstanding as of December 31, 2024	7,994,257	$11.78	7.0	$20,423
Granted	4,309,523	15.94
Exercised	(1,001,641)	8.59
Forfeitures	(868,987)	10.99
Expired	(281,722)	15.09
Outstanding as of December 31, 2025	10,151,430	$13.84	7.4	$184,390
Exercisable as of December 31, 2025	5,114,865	$11.45	5.9	$105,549

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at December 31, 2025 and 2024.

The weighted average grant date fair value for stock options granted during the years ended December 31, 2025 and 2024 was $11.53 and $10.00, respectively. The aggregate grant date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $49.7 million and $28.0 million, respectively. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2025 and 2024 was $12.0 million and $8.5 million, respectively.

A summary of restricted unit activity is presented below:

	Number of shares	Aggregate intrinsic value	Weighted average grant date fair value
Outstanding as of December 31, 2024	1,222,939	$13,489	$11.03
Awarded	1,387,842		14.40
Released	(442,640)		27.59
Forfeited	(413,941)		11.67
Outstanding as of December 31, 2025	1,754,200	$6,788	$14.57

A summary of performance stock unit activity is presented below:

	Number of shares	Aggregate intrinsic value	Weighted average grant date fair value
Outstanding as of December 31, 2024	219,000	$2,416	$14.17
Awarded	—
Released	(134,000)		14.17
Forfeited	(24,000)		14.17
Outstanding as of December 31, 2025	61,000	3,225	$14.17

Stock-based compensation

The Company recorded stock-based compensation expense of $32.2 million and $27.5 million during the years ended December 31, 2025 and 2024, respectively. Of the total stock-based compensation recorded during the years ended December 31, 2025 and 2024, $12.4 million and $13.4 million, respectively, is related to restricted stock units and $1.3 million and $2.5 million, respectively, is related to performance stock units.

As of December 31, 2025, there was $54.8 million of unrecognized compensation cost related to unvested stock options granted under the 2019 and 2023 Plans. Compensation expense is expected to be recognized over a weighted average period of 2.8 years as of December 31, 2025. As of December 31, 2025, there was $21.3 million of unrecognized stock-based compensation related to restricted stock units and $0.3 million related to performance stock units. The compensation expense for RSUs and PSUs is expected to be recognized over a weighted average period of 2.7 years.

Stock-based compensation expense recorded as research and development and sales, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss is as follows:

	Year ended December 31,
	2025	2024
Research and development	$11,964	$10,963
Sales, general and administrative	20,274	16,507
Total	$32,238	$27,470

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of stock options. The fair values of the options granted to employees and directors were calculated using the following assumptions for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Risk-free interest rate	3.79-4.55%	3.51-4.36%
Expected dividend yield	0%	0%
Expected life	5.5-6.25 years	5.5-6.25 years
Expected volatility	80-81%	79%

2019 Employee stock purchase plan

In June 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 18, 2019. The Company initially reserved 315,000 shares of common stock for sale under the ESPP. At December 31, 2025, the Company had 2,608,139 shares available for issuance under the ESPP. The average grant date fair value per share under the ESPP was $11.46 for 2025. The total ESPP stock-based compensation expense for the year ended December 31, 2025 was $0.6 million and for the year ended December 31, 2024 was $0.4 million. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first ten calendar years following the first offering date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or a lower amount determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP will not exceed 3,150,000 shares of the Company’s common stock.

10. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share of the Company:

	Year ended December 31,
	2025	2024
Numerator:
Net loss	$(6,885)	$(88,981)
Denominator:
Weighted-average number of common shares, basic	59,219,184	54,008,883
Weighted-average number of common shares, diluted
Net loss per share, basic	(0.12)	(1.65)
Net loss per share, diluted	$(0.12)	$(1.65)

As the Company incurred a net loss for the year ended December 31, 2025, as well as the year ended December 31, 2024, all potential dilutive securities—including stock options, RSUs, and PSUs were excluded from the computation of diluted net loss per share. Including these securities would have been antidilutive and would have reduced the net loss per share. As a result, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for all periods presented.

The Company excluded the following potential shares of common stock, based on amounts outstanding as of December 31, 2025 and 2024, from the computation of diluted net loss per share attributable to common stockholders because their inclusion would have had an anti‑dilutive effect.

	As of December 31,
	2025	2024
Outstanding options to purchase common stock	10,151,430	7,994,257
Restricted stock units	1,754,200	1,222,939
Performance stock units	219,000	219,000
Total	12,124,630	9,436,196

11. Income taxes

A reconciliation of the expected income tax expense (benefit) computed using the federal statutory income tax rate the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2025
U.S. federal statutory tax rate	(1,446)	21.0%
Tax credits
Research and development tax credits	(6,111)	88.8
Changes in valuation allowances	(3,341)	48.5
Nontaxable or nondeductible items
Officer compensation limitation	727	(10.6)
Stock compensation	1,067	(15.5)
Other	7	(0.1)
Other adjustments	53	(0.7)
Effect of stock compensation vesting	9,044	(131.4)
Effective tax rate	$—	—%

Year ended December 31,
2024
Expected income tax benefit at the federal statutory rate	21.0%
State income taxes, net of federal benefit	9.0
Non-deductible items	(1.0)
Research and development credit, net	3.5
Other	(1.3)
Change in valuation allowance	(31.2)
Total	—%

During the years ended December 31, 2025 and 2024, state tax in Massachusetts made up the majority of the tax effect in the "State and local income tax" category.

The principal components of the Company’s deferred tax assets and liabilities consist of the following:

	Year ended December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$87,588	$70,105
R&D Tax Credit	29,722	21,942
R&D Capitalized Expenses	28,924	46,109
Accrued compensation and stock compensation	12,829	22,073
Other	2,078	5,330
Gross deferred tax assets	$161,141	$165,559
Valuation allowance	(161,141)	(165,559)
Total deferred tax assets	$—	$—

The reconciliation tax bill, commonly known as the “One Big Beautiful Bill Act” (OBBBA) was into law July 4, 2025, which is considered the enactment date under U.S. generally accepted accounting principal (GAAP). Based on the OBBBA, the Company will make a method change to accelerate unamortized domestic R&D amounts ratably over the 2025 and 2026 taxable years. As a result of this implementation, the Company's deferred tax assets as of December 31, 2025 reflects the change in tax treatment for these expenditures.

In accordance with ASC 740, Accounting for Income Taxes, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has determined that it is more likely than not that the Company will not recognize the net benefits of federal and state deferred tax assets. A full valuation allowance of

$161.1 million and $165.6 million was established at December 31, 2025 and 2024, respectively. The change in the valuation allowance was a decrease of $4.5 million and an increase of $32.3 million in 2025 and 2024, respectively.

As of December 31, 2025, and 2024, the Company had federal NOL carryforwards of $301.7 million and $242.1 million, respectively, which may be available to reduce future taxable income. The Company's Federal NOLs were generated after December 31, 2018 and carryforward indefinitely. As of December 31, 2025, and 2024, the Company had state NOLs of $329.2 million and $261.5 million, respectively, which may be available to reduce future taxable income. The state NOLs expire at various dates beginning in 2035.

As of December 31, 2025 and 2024, the Company had federal research and development tax credit (“R&D Credit”) carryforwards of $21.3 million and $15.3 million, respectively, and state R&D Credit carryforwards of $10.5 million and $8.4 million, respectively. Both federal and state R&D Credit carryforwards may be available to reduce future tax liabilities and expire at various dates beginning in 2034.

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

The Company applies ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to income taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. At December 31, 2025, and 2024 the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying consolidated statements of operations and comprehensive loss.

The Company files U.S. federal and state income tax returns with varying statute of limitations. As of the year ended December 31, 2025, there is no examination by U.S. tax authorities. Due to the Company’s net operating loss carryforwards, federal income tax returns from incorporation are still subject to examination. The Company files in several state tax jurisdictions and is subject to examination in years ranging from incorporation to 2025. To the extent that the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS and the state tax authorities to the extent utilized in a future period.

For year ended December 31, 2025, the Company had $0.6 million of Federal income taxes paid.

Year ended December 31,
2025
Federal	$573
State and local
Massachusetts	—
Other	—
Total State and local	$—
Foreign	—
Other	—
Total Income Taxes Paid, net	$573

12. Employee benefits

In 2016, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. The Company matches contributions up to 4% of annual salary for those employees who are participating in the 401(k) Plan. For the year ended December 31, 2025, the Company made matching contributions of $1.1 million and for the year ended December 31, 2024, the Company made matching contributions of $0.8 million.

13. Segment Information

The Company comprises of one reportable segment, Stoke. As of December 31, 2025, this segment has not generated any product revenue since inception, as it does not yet have approved products for sale.

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

The following table reconciles segment direct profit or loss to the Company’s consolidated results:

	Year Ended December 31,
	2025	2024
Revenue	$184,420	$36,555

Zorevunersen(1)	71,828	31,991
ADOA(1)	5,347	6,254
SYNGAP1(1)	3,332	1,319
MECP2(1)	(34)	1,066
Other external program costs	8,836	8,772
Payroll and other personnel costs - R&D (2)	51,705	37,449
Payroll and other personnel costs - SG&A (2)	40,251	32,318
Other non-program costs - R&D (3)	6,151	5,325
Other non-program costs - SG&A (3)	17,594	13,433
Subtotal	(205,010)	(137,927)
Other segment items
Interest expense	(9)	(26)
Interest income	13,765	12,664
Other expense	(51)	(247)
Total other segment items	13,705	12,391
Segment net loss	$(6,885)	$(88,981)

(1) Includes external research and development and sales, general and administrative expenses associated with programs.

(2) Includes salaries, benefits and other personnel related expenses, including stock based compensation expense, of relevant personnel.

(3) Includes costs incurred for conducting non-program activities related to Company activities.

14. Subsequent events

In January 21, 2026, the Company entered into a new lease for its corporate headquarters and laboratory space with NWALP PHOP Property Owner LLC, located at 245 Fifth Avenue, Waltham, Massachusetts (the “Lease Agreement”), in order to expand our office and laboratory space. The Lease Agreement premises include approximately 98,500 square feet. The Lease Agreement will expire on March 31, 2038, and includes two options to further extend the Lease for an additional five years at the then-prevailing market rate. The aggregate estimated base rent payments due over the term of the Lease Agreement is approximately $85.5 million. The Company paid a security deposit of $3.0 million in the form of an irrevocable standby letter of credit, which may be reduced over time in accordance with the terms of the Lease Agreement.