Form 10-Q
period 2026-03-31
Stoke Therapeutics, Inc.
filed 2026-05-07
CIK 1623526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 62,281,655 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding the ability of zorevunersen (STK-001) to treat the underlying causes of Dravet syndrome and reduce seizures or show improvements in behavior or cognition at the indicated dosing levels or at all, the clinical development of STK-002 and our other product candidates, including the initiation, timing and expected progress of clinical trials (including our EMPEROR Phase 3 study and our OSPREY Phase 1 study), our efforts to expand our pipeline using our proprietary protein upregulation platform, the receipt of potential milestone or royalty payments or the exercise of options under our collaboration agreement with Biogen International GmbH ("Biogen") and our collaboration agreement with Acadia Pharmaceuticals Inc. (“Acadia”), our future results of operations and financial position, business strategy, prospective products, planned preclinical studies and clinical or field trials, regulatory approvals, research and development costs, and timing and likelihood of success, as well as plans and objectives of management for future operations, may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A “Risk Factors.” These risks and uncertainties include, but are not limited to:

•
our ability to become profitable or procure sufficient funding and our limited operating history;
•
our ability to develop, obtain regulatory approval for and commercialize zorevunersen, STK-002 and our future product candidates;
•
our success in early preclinical studies or clinical trials, which may not be indicative of results obtained in later studies or trials;
•
the success of our collaborations with Acadia and Biogen and our ability to enter into successful collaborations in the future;
•
the availability of coverage and adequate reimbursement from third party payors for zorevunersen, STK-002 and our future product candidates, if such products are approved;
•
our ability to identify patients with the diseases treated by zorevunersen, STK-002 or our future product candidates, and to enroll patients in trials;
•
the success of our efforts to use our proprietary protein upregulation platform to expand our pipeline of product candidates and develop marketable products;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Stoke Therapeutics, Inc. and subsidiary

Condensed consolidated balance sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$155,659	$84,220
Marketable securities - current	187,886	200,450
Accounts receivable	4,451	5,936
Prepaid expenses	10,115	8,736
Interest receivable	1,690	1,969
Other current assets	6,880	4,389
Total current assets	$366,681	$305,700
Marketable securities - long-term	67,481	106,260
Restricted cash - long-term	3,227	227
Operating lease right-of-use assets	2,493	3,101
Property and equipment, net	3,395	3,146
Total assets	$443,277	$418,434
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,839	$4,939
Accrued and other current liabilities	23,901	41,035
Deferred revenue - current portion	10,066	11,901
Total current liabilities	$40,806	$57,875
Deferred revenue - net of current portion	6,603	6,961
Other long-term liabilities	991	1,141
Total long-term liabilities	7,594	8,102
Total liabilities	$48,400	$65,977
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized, 62,240,347 and 58,921,999 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	6	5
Additional paid-in capital	942,704	849,624
Accumulated other comprehensive (loss) income	(115)	543
Accumulated deficit	(547,718)	(497,715)
Total stockholders’ equity	$394,877	$352,457
Total liabilities and stockholders’ equity	$443,277	$418,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Condensed consolidated statements of operations and comprehensive (loss) income

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$6,229	$158,569
Operating expenses:
Research and development	39,673	32,676
Sales, general and administrative	19,974	14,653
Total operating expenses	59,647	47,329
(Loss) income from operations	(53,418)	111,240
Other income (expense):
Interest income (expense), net	3,397	2,889
Other income	18	28
Total other income (expense)	3,415	2,917
(Loss) income before income taxes	$(50,003)	$114,157
Provision for income taxes	—	1,278
Net (loss) income	$(50,003)	$112,879
Net (loss) income per share:
Basic	$(0.79)	$1.95
Diluted	(0.79)	1.90
Weighted-average common shares outstanding:
Basic	63,063,507	57,862,674
Diluted	63,063,507	59,398,600
Comprehensive (loss) income:
Net (loss) income	$(50,003)	$112,879
Other comprehensive (loss) gain:
Unrealized (loss) gain on marketable securities	(658)	47
Total other comprehensive (loss) gain	$(658)	$47
Comprehensive (loss) income	$(50,661)	$112,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Condensed consolidated statements of stockholders’ equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2024	54,032,826	$5	$719,997	$(151)	$(490,830)	$229,021
Unrealized gain on marketable securities	—	—	—	47	—	47
Stock-based compensation	—	—	6,753	—	—	6,753
Issuance of common stock upon exercise of stock options	214,996	—	1,004	—	—	1,004
Issuance of common stock related to employee stock purchase plan	39,467	—	370	—	—	370
Issuance of vested restricted and performance stock units	308,425	—	—	—	—	—
Net income	—	—	—	—	112,879	112,879
Balance as of March 31, 2025	54,595,714	$5	$728,124	$(104)	$(377,951)	$350,074

Balance as of December 31, 2025	58,921,999	$5	$849,624	$543	$(497,715)	$352,457
Unrealized (loss) on marketable securities	—	—	—	(658)	—	(658)
Stock-based compensation	—	—	8,753	—	—	8,753
Issuance of common stock upon exercise of stock options	260,554	—	3,205	—	—	3,205
Issuance of common stock related to employee stock purchase plan	46,994		465	—	—	465
Issuance of vested restricted and performance stock units	443,786	—	—	—	—	—
Shares sold as part of controlled equity offering sales agreement	2,567,014	1	80,657	—	—	80,658
Net loss	—	—	—	—	(50,003)	(50,003)
Balance as of March 31, 2026	62,240,347	$6	$942,704	$(115)	$(547,718)	$394,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Condensed consolidated statements of cash flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(50,003)	$112,879
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	439	477
Amortization and accretion of marketable securities	(365)	(494)
Stock-based compensation expense	8,753	6,753
Reduction in the carrying amount of right of use assets	608	599
Changes in assets and liabilities:
Accounts receivable	1,486	(1,325)
Prepaid expenses and other current assets	(3,588)	(1,230)
Accounts payable, accrued liabilities and lease liabilities	(15,719)	4,741
Deferred revenue	(2,193)	9,427
Net cash (used in) provided by operating activities	(60,582)	131,827
Cash flows from investing activities:
Purchases of marketable securities	(9,853)	(19,016)
Purchases of property and equipment	(353)	(152)
Proceeds from maturity of marketable securities	60,900	32,800
Net cash used in investing activities	50,694	13,632
Cash flows from financing activities:
Proceeds from Employee Stock Purchase Plan	465	370
Proceeds from issuance of common stock upon exercise of stock options	3,205	1,004
Proceeds from issuance of common stock in controlled equity offering sales agreements	80,657	—
Net cash provided by financing activities	84,327	1,374
Net increase in cash, cash equivalents and restricted cash	74,439	146,833
Cash, cash equivalents and restricted cash—beginning of period	84,941	128,780
Cash, cash equivalents and restricted cash—end of period	$159,380	$275,613

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Property and equipment included in accrued expense and accounts payable	$334	$27

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc. and subsidiary

Notes to condensed consolidated financial statements—(unaudited)

1. Nature of the business

Organization

Stoke Therapeutics, Inc. (the "Company") was founded in June 2014 and was incorporated under the laws of the State of Delaware. The Company is a late-stage clinical company dedicated to addressing the underlying causes of severe diseases by upregulating protein expression with RNA-based medicines.

Shelf Registration

In July 2025, the Company filed a universal Shelf Registration statement on Form S-3 (the “2025 Registration Statement”) with the SEC. The 2025 Registration Statement was declared effective by the SEC on July 11, 2025, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $400.0 million of the Company’s common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (the “Sales Agreement”). The Company does not intend to make any further offers or sales of its common stock pursuant to the Sales Agreement under the 2025 Registration Statement.

In March 2026, the Company filed an automatic universal Shelf Registration Statement on Form S-3 (the “2026 Registration Statement”) with the SEC. The 2026 Registration Statement contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of its common stock that may be issued and sold under the Sales Agreement. The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The Company intends to use the 2026 Registration Statement for any future issuances and sales of common stock.

As of March 31, 2026, the Company had issued approximately 3.2 million shares of common stock pursuant to the 2025 Registration Statement for net proceeds of $87.8 million. In addition as of March 31, 2026, the Company had issued approximately 2.6 million shares of common stock pursuant to the Sales Agreement and the 2026 Registration Statement for net proceeds of $80.7 million. The Company may terminate this at-the-market program under the Sales Agreement at any time, pursuant to its terms.

Uncertainties

The Company is subject to risks and uncertainties common to late-stage clinical companies in the biotechnology industry including, but not limited to, development by competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations and ability to secure additional capital to fund operations. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Liquidity

The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of the issuance date of these unaudited condensed consolidated financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least twelve months from the issuance date of these unaudited condensed consolidated financial statements.

2. Summary of significant accounting policies and recent accounting pronouncements

Basis of presentation and consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), and include the accounts of Stoke Therapeutics, Inc. and its wholly-owned subsidiary. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). All intercompany transactions between and among the Company and its consolidated subsidiary have been eliminated.

Unaudited interim condensed consolidated financial information

The accompanying interim unaudited condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s condensed consolidated financial statements and related notes as of and for the year ended December 31, 2025, which was filed with the SEC on March 16, 2026. The Company’s financial information as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet information as of December 31, 2025 was derived from audited condensed consolidated financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Use of estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue, expenses and disclosure of contingent assets and liabilities. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits its cash and cash equivalents in checking, sweep and money market accounts. Cash equivalents are carried at cost which approximates their fair market value.

At March 31, 2026, restricted cash consisted of money market accounts collateralizing letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities.

Cash and cash equivalents, and restricted cash in the condensed consolidated statements of cash flows consists of the following (in thousands):

	As of March 31,
	2026	2025
Cash and cash equivalents	$155,659	$274,817
Restricted cash - current	494	75
Restricted cash - long-term	3,227	721
Total cash, cash equivalents and restricted cash	$159,380	$275,613

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

3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair value measurements as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$135,681	$—	$—	$135,681
Total	$135,681	$—	$—	$135,681

Marketable Securities:
Corporate bonds	$—	$78,151	$—	$78,151
Commercial paper	—	22,703	—	22,703
US Government and US Government agency debt securities	151,388	3,125	—	154,513
Total	$151,388	$103,979	$—	$255,367

	Fair value measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$72,890	$—	$—	$72,890
Total	$72,890	$—	$—	$72,890

Marketable Securities:
Corporate bonds	$—	$84,750	$—	$84,750
Commercial paper	—	23,961	—	23,961
US Government and US Government agency debt securities	—	197,999	—	197,999
Total	$—	$306,710	$—	$306,710

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy. The carrying value of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

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

There were no transfers into or out of Level 3 in the periods presented.

4. Marketable securities

The following table summarizes the Company’s marketable securities as of March 31, 2026 (in thousands):

	As of March 31,2026
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$78,175	$46	$(70)	$78,151
Commercial paper	22,729	1	(27)	22,703
US Government and US Government agency debt securities	154,577	123	(187)	154,513
Total	$255,481	$170	$(284)	$255,367

The following table summarizes the Company’s marketable securities as of December 31, 2025 (in thousands):

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$84,568	$183	$(1)	$84,750
Commercial paper	23,959	7	(5)	23,961
US Government and US Government agency debt securities	197,638	365	(4)	197,999
Total	$306,165	$555	$(10)	$306,710

As of March 31, 2026, the weighted average maturity of the Company’s short term marketable securities is 0.51 years and the weighted average maturity of the Company's long term marketable securities is 1.2 years.

The Company did not record an allowance for credit losses as of March 31, 2026 related to its marketable securities. Further, given the lack of significant change in the credit risk of these investments, the Company did not recognize any other-than-temporary impairment losses.

5. Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2026	2025
Accrued employee compensation costs	3,076	$13,975
Accrued professional costs	3,222	965
Accrued research and development costs	13,670	22,028
Current portion of operating lease liabilities	2,433	3,007
Other current liabilities	1,500	1,060
	$23,901	$41,035

6. Commitments and contingencies

Operating lease

The Company determines whether an arrangement is a lease at inception. The Company accounts for a lease when it has the right to control the leased asset for a period of time while obtaining substantially all of the assets’ economic benefits. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the lease commencement date. The discount rate used to determine the present value of the lease payments is the Company’s incremental borrowing rate based on the information available at lease inception, as the Company did not have information to determine the rate implicit in the leases. Lease expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments (which include initial direct costs and lease incentives). Lease expense is included in operating expenses in the condensed consolidated statements of operations and comprehensive (loss) income. The Company’s lease agreements also contain variable payments, primarily maintenance-related costs, which are expensed as incurred and not included in the measurement of the right-of-use assets and lease liabilities.

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

On January 21, 2026, the Company entered into a new lease for its corporate headquarters and laboratory space with NWALP PHOP Property Owner LLC, located at 245 Fifth Avenue, Waltham, Massachusetts (the “Lease Agreement”), in order to expand its office and laboratory space. The Lease Agreement premises include approximately 98,500 square feet. The Lease Agreement will expire on March 31, 2038, and includes two options to further extend the Lease for an additional five years at the then-prevailing market rate. The aggregate estimated base rent payments due over the term of the Lease Agreement is approximately $86.6 million. The Company paid a security deposit of $3.0 million in the form of an irrevocable standby letter of credit, which may be reduced over time in accordance with the terms of the Lease Agreement. The Company expects to occupy the space late in 2026 and has evaluated build to suit considerations as of March 31, 2026.

Future minimum lease payments under non-cancellable leases as of March 31, 2026 were as follows (in thousands):

2026	2,438
2027	699
2028	532
Total lease payments	3,669
Less imputed interest	(246)
Present value of lease liabilities	$3,423

Lease balances as of March 31, 2026 were as follows (in thousands):

Operating right-of-use assets	$2,493
Current portion of operating lease liabilities	$2,433
Non-current portion of operating lease liabilities	990
Total operating lease liabilities	$3,423

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases as of March 31, 2026 were as follows:

Weighted average remaining lease term in years	1.6
Weighted average discount rate	10.09%

Lease expense incurred under operating leases was $0.6 million for the three months ended March 31, 2026 and was $0.7 million for the three months ended March 31, 2025.

License and research agreements

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton (the “Southampton Agreement”), whereby the Company acquired rights to foundational technologies related to the Company’s proprietary protein upregulation platform technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to the Company's proprietary protein upregulation platform. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. As of March 31, 2026, the Company had paid $8.9 million under the Southampton Agreement as a result of the Acadia license and collaboration agreement and the Biogen license and collaboration agreement. Additionally, certain licenses under the Southampton Agreement require the Company to reimburse the University of Southampton for certain past and ongoing patent related expenses. For the three months ended March 31, 2026 and March 31, 2025 these expenses were immaterial.

Litigation

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which it is focused. As of March 31, 2026 and December 31, 2025, the Company was not subject to any legal proceedings and no legal proceedings are currently pending or threatened to which it was a party or to which its property was subject that, in the opinion of management, would have a material adverse effect on its business.

7. License and collaboration agreements

Acadia Pharmaceuticals Inc.

In January 2022, the Company entered into a License and Collaboration Agreement (the “Acadia Agreement”) with Acadia Pharmaceuticals Inc. (“Acadia”) for the discovery, development and commercialization of novel RNA-based medicines for the treatment of severe and rare genetic neurodevelopmental diseases of the central nervous system. The Acadia Agreement focused on the targets SYNGAP1, MECP2 (Rett syndrome), and an undisclosed neurodevelopmental target of mutual interest. In connection with each target, the Company agreed to collaborate with Acadia to identify potential treatments for further development and commercialization as licensed products. With respect to SYNGAP1, the Company agreed with Acadia to co-develop and co-commercialize licensed products for such target globally, and in connection therewith the Company granted to Acadia worldwide, co-exclusive (with the Company) licenses for such licensed products. With respect to MECP2 and the neurodevelopmental target, the Company granted Acadia worldwide, exclusive licenses to develop and commercialize licensed products for such targets. In September 2025, Acadia terminated the MECP2 and the undisclosed neurodevelopmental programs under the Acadia Agreement (the “Discontinued Acadia Programs”) and rights to these targets returned to the Company. The collaboration with Acadia with respect to SYNGAP1 remains ongoing.

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

The Company is recognizing the transaction price for the pre-clinical research activities for the remaining target over time as the research services are provided. The transfer of control to Acadia occurs over this time period, and in management’s judgment, is the best measure of progress towards satisfying the performance obligation. An input method is used that measures the cost incurred to date in satisfying each of the three research activities in relation to the estimated total projected cost of each of the research activities to fulfill the respective obligations. The cumulative effect of revisions to estimated costs and/or the transaction price to complete the research performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated.

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

As of March 31, 2026 the Company had $0.9 million in receivables and $6.2 million of consideration recorded as current deferred revenue associated with the Acadia Agreement, related to performance obligations that were unsatisfied or partially unsatisfied. During the three months ended March 31, 2026 the Company recognized $2.2 million in revenue and during the three months ended March 31, 2025 recognized $6.1 million in revenue associated to the Acadia Agreement.

Biogen International GmbH License and Collaboration Agreement

On February 14, 2025 (the "Effective Date"), the Company entered into a License and Collaboration Agreement (the “Biogen Agreement”) with Biogen International GmbH (“Biogen”) for the joint development and commercialization of zorevunersen and other compounds targeting the SCN1A gene (the “Licensed Product”). Under the terms of the Biogen Agreement, the Company granted Biogen an exclusive, royalty-bearing license to develop, manufacture, and export licensed products in all territories outside the U.S., Canada, and Mexico (the “Biogen Territory”). In addition, Biogen has the option to exercise an exclusive, royalty-bearing, sublicensable and transferable license for certain future follow-on antisense oligonucleotides ("ASOs") directed to SCN1A controlled by the Company. Under the Biogen Agreement, the parties are jointly developing zorevunersen, with the Company leading global development. The Company and Biogen share global development costs based on an agreed budget. The Company is responsible for 70% of these development costs and Biogen is responsible for the remaining 30% of these development costs.

In connection with the closing of this transaction in February 2025, the Company received an upfront payment of $165.0 million and is eligible to receive development and commercial milestone payments that could total up to approximately $50.0 million and $335.0 million, respectively, if all the specified milestones set forth in the collaboration are achieved. In addition, the Company is eligible to receive tiered, double-digit royalties ranging from the low double-digit to high teen percentages of future net sales on the Licensed Product. As of March 31, 2026 no milestones have been met. Royalties payable under the Biogen Agreement are subject to standard royalty reductions.

Biogen Agreement accounting

At the commencement of the Biogen Agreement, the Company evaluated the Biogen Agreement and determined that it was reflective of a vendor-customer relationship. As of the Effective Date, the Company identified the following performance obligations in the Biogen Agreement that were evaluated under the scope of ASC 606: (i) an exclusive royalty-bearing sublicensable, transferable license under the licensed intellectual property to exploit Licensed Product in the Biogen Territory, and non-exclusive, royalty-free, sublicensable, transferable license under the licensed intellectual property to develop, manufacture and export any Licensed Product in the Biogen Territory (collectively “IP License” and considered as one performance obligation), and (ii) development services, that are expected to generate data necessary for regulatory approval in the Biogen Territory for the Licensed Product (“Global Development Activities”).

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

The Company developed the estimated standalone selling price, at inception, for each of the performance obligations with the objective of determining the price at which we would sell each item if it were to be sold regularly on a standalone basis. The Company developed the estimated standalone selling price for the IP License primarily based on the probability-weighted present value of expected future cash flows associated with the underlying license or activity. In developing such estimates, the Company applied judgment in determining the forecasted revenues, taking into consideration the applicable market conditions and relevant entity-specific factors, the probability of success and the discount rate. The estimated standalone selling price for the Global Development Activities is primarily based on the costs necessary to perform the service plus a reasonable margin. In management’s judgment the above inputs provide a faithful estimate and reflect a consideration that would be received to transfer the promised goods or services in an orderly transaction between unrelated market participants. As such, the estimated standalone selling price reflects the best estimate of the fair value that market participants would pay for each performance obligation on a standalone basis.

The Company allocated the transaction price to the performance obligations on a relative stand-alone selling price basis consistent with the allocation objective of ASC 606.

The IP License performance obligation was satisfied at a point in time upon transfer of the IP License to Biogen. Control of the IP License was transferred on the Effective Date as Biogen could begin to use and benefit from the IP License immediately. For the Global Development Activities performance obligation, the Company measures proportional performance over time using an input method based on costs incurred relative to the total estimated costs of the obligation by determining the proportion of costs incurred as a percentage of total costs the Company expects to expend. This ratio is applied to the transaction price allocated to this performance obligation to arrive at the revenue that should be recognized at each reporting date. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

The following table provides a summary of the transaction price allocated to each performance obligation, in addition to revenue activity for the three months ended March 31, 2026 and March 31, 2025. (in thousands):

	2026	2025
	Revenue Recognized	Transaction Price Allocated	Revenue Recognized
Performance obligations
IP License	$—	$150,779	$150,779
Global Development Activity	4,033	92,644	1,642
	$4,033	$243,423	$152,421

As of March 31, 2026 the Company had $3.5 million in receivables and $10.4 million of consideration of which $3.8 million is recorded as current deferred revenue, associated with the Biogen Agreement relating to performance obligations that are unsatisfied or partially unsatisfied. During the three months ended March 31, 2026 the Company recognized $4.0 million in revenue and during the three months ended March 31, 2025 recognized $152.4 million in revenue associated to the Biogen Agreement.

8. Equity incentive plans

As of March 31, 2026, there were no shares available for future issuance under the 2014 Plan, 2,266,624 shares were available under the 2019 Plan and 498,832 shares were available under the 2023 Plan.

During the three months ended March 31, 2026, the Company granted options to purchase 1,341,293 shares of common stock to certain of its employees. The options vest over a period of up to four years and are exercisable at a per share price equal to the fair value of the common stock on the grant date. During the three months ended March 31, 2026, the Company granted 789,451 RSUs and did not grant any performance stock units ("PSUs") to its employees. The RSUs vest over a period of up to four years.

Stock-based compensation

As of March 31, 2026, there was $78.4 million of unrecognized compensation cost related to unvested stock options granted under the 2019 and 2023 Plans. Compensation expense is expected to be recognized over a weighted average period of 2.9 years as of March 31, 2026. As of March 31, 2026, there was $43.2 million of unrecognized stock-based compensation related to RSUs and $0.2 million of unrecognized stock-based compensation related to PSUs. The compensation expense for RSUs and PSUs is expected to be recognized over a weighted average period of 3.1 years.

Stock-based compensation expense recorded as research and development and sales, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive (loss) income is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$3,387	$2,799
Sales, general and administrative	5,366	3,954
Total	$8,753	$6,753

2019 Employee stock purchase plan

In June 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 18, 2019. The Company initially reserved 315,000 shares of common stock for sale under the ESPP. At March 31, 2026, the Company had 2,608,136 shares available for issuance under the ESPP. The average grant date fair value per share under the ESPP was $30.90 for 2026. The total ESPP stock-based compensation expense for the three months ended March 31, 2026 was $0.2 million and for the three months ended March 31, 2025 was $0.1 million. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first ten calendar years following the first offering date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or a lower amount determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP will not exceed 3,150,000 shares of the Company’s common stock.

9. Net (loss) income per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net (loss) income	$(50,003)	$112,879
Denominator:
Weighted-average number of common shares, basic	63,063,507	57,862,674
Weighted-average number of common shares, diluted	63,063,507	59,398,600
Net (loss) income per share, basic	$(0.79)	$1.95
Net (loss) income per share, diluted	$(0.79)	$1.90

As the Company had net income during the three months ended March 31, 2025, the Company’s potential dilutive securities, which include stock options, RSUs and PSUs, were included in the calculation of diluted net income per share attributable to common stockholders.

For the three months ended March 31, 2026, the Company incurred a net loss. Weighted-average shares outstanding used to calculate basic net loss per share includes 3,703,730 warrants outstanding during the period. The Company’s potential dilutive securities, which include stock options, restricted stock units and performance stock units have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the three months ended March 31, 2026.

The Company excluded the following potential common stock, presented based on amounts outstanding at March 31, 2026 and 2025 from the computation of diluted net (loss) income per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	Three Months Ended March 31,
	2026	2025
Outstanding options to purchase common stock	11,158,081	7,214,876
Restricted stock units	1,932,965	589,219
Performance stock units	219,000	73,000
Total	13,310,046	7,877,095

10. Income taxes

For the three months ended March 31, 2026, the Company did not have any income tax expense recorded in its condensed consolidated statements of operations and comprehensive (loss) income. For the three months ended March 31, 2025, the Company recorded federal and state tax expense of $1.1 million and $0.1 million, respectively due to recognizing income from the Biogen collaboration, offset by net operating loss carryforwards (NOLs) that were able to be utilized to the extent allowable by tax law. Prior recorded income tax expense of $1.1 million and $0.1 million for federal and state, respectively, were reversed due to the passage on July 4, 2025 of the One Big Beautiful Bill Act ("the OBBBA"). The Company has provided a valuation allowance for the full amount of its net deferred tax assets as of March 31, 2026 and December 31, 2025, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

11. Segment Information

The Company comprises one reportable segment, Stoke. As of March 31, 2026, this segment has not generated any product revenue since inception, as it does not yet have approved products for sale.

The Company primarily generates revenue in North America, with its long-lived assets also concentrated in this region, and manages its business activities on a consolidated basis. Decisions concerning the allocation of the Company’s resources are made by the Company’s Chief Operating Decision Maker (“CODM”), which is the Company’s Chief Executive Officer. The CODM views the Company’s operations as a single operating segment which is the business of discovering and developing RNA-based medicines, using the Company's proprietary protein upregulation platform and developing ASOs to selectively restore protein levels.

The CODM assesses performance for the Company's operations segment and decides how to allocate resources based on net income or loss that is also reported on the income statement as consolidated net income or loss and the measure of segment assets as reported on the balance sheet as total consolidated assets. Net income or loss is used to monitor budget versus actual results as well as assess the general performance of the segment in a given period.

The following table reconciles segment direct profit or loss to the Company’s condensed consolidated results (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$6,229	$158,569
Zorevunersen(1)	19,854	17,674
ADOA(1)	1,859	1,201
SYNGAP1(1)	745	342
MECP2(1)	—	147
Other external program costs	3,178	1,829
Payroll and other personnel costs - R&D (2)	16,118	11,012
Payroll and other personnel costs - SG&A (2)	11,057	8,929
Other non-program costs - R&D (3)	1,680	1,407
Other non-program costs - SG&A (3)	5,156	4,788
Interest expense	(23)	(1)
Interest income	3,420	2,890
Other income	18	28
Provision for income taxes	—	1,278
Segment net income (loss)	$(50,003)	$112,879

(1) Includes external research and development and sales, general and administrative expenses associated with programs.

(2) Includes salaries, benefits and other personnel related expenses, including stock based compensation expense, of relevant personnel.

(3) Includes costs incurred for conducting non-program activities related to Company activities.

12. Subsequent events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events that require disclosure or adjustment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and consolidated results of operations together with the section entitled “Risk Factors” and our interim unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should carefully read the sections entitled “Forward-Looking Statements” and “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

Overview

We are a late-stage clinical company dedicated to addressing the underlying causes of severe diseases by upregulating protein expression with RNA-based medicines. Using our proprietary protein upregulation platform, we are developing antisense oligonucleotides (“ASOs”) to selectively restore protein levels.

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

In July 2025, we filed a universal Shelf Registration Statement on Form S-3 (the “2025 Registration Statement”) with the SEC. The 2025 Registration Statement was declared effective by the SEC on July 11, 2025, and contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by us of up to a maximum aggregate offering price of $400.0 million of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of common stock that may be issued and sold under a Controlled Equity Offering Sales Agreement (the “Sales Agreement”). We do not intend to make any further offers or sales of our common stock pursuant to the Sales Agreement under the 2025 Registration Statement.

In March 2026, we filed an automatic universal Shelf Registration Statement on Form S-3 (the “2026 Registration Statement”) with the SEC. The 2026 Registration Statement contains two prospectuses: a base prospectus, which covers the offering, issuance and sale by us of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold under the Sales Agreement. The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. We intend to use the 2026 Registration Statement for any future issuances and sales of common stock.

As of March 31, 2026, we had issued approximately 3.2 million shares of common stock pursuant to the 2025 Registration Statement for net proceeds of $87.8 million. In addition, as of March 31, 2026, we had issued approximately 2.6 million shares of common stock pursuant to the Sales Agreement and the 2026 Registration Statement for net proceeds of $80.7 million. We may terminate this at-the-market program under the Sales Agreement at any time, pursuant to its terms.

As of March 31, 2026 and December 31, 2025 we had $411.0 million and $390.9 million, respectively, in cash, cash equivalents and marketable securities.

Since inception, we have had operating losses, the majority of which are attributable to research and development activities. Our net losses were $50.0 million for the three months ended March 31, 2026 and our net income for the three months ended March 31, 2025 was $112.9 million. As of March 31, 2026, we had an accumulated deficit of $547.7 million.

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

Based upon our current operating plan, we believe that our cash, cash equivalents, and marketable securities of approximately $411.0 million as of March 31, 2026, will fund operations into 2028. To date, we have not had any products approved for sale and have not generated any product sales. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

Program Update

Dravet Syndrome Program – zorevunersen

Presentations of new clinical data for zorevunersen at medical congresses have contributed to greater understanding of its disease-modifying potential that is highly differentiated from any currently available treatments. In May 2026, we announced new findings from four-year longitudinal data from the ongoing Phase 1/2 open-label extension (OLE) studies of zorevunersen in children and adolescents with Dravet syndrome. 93% (75/81) of eligible patients continued treatment in the OLE studies, providing a longitudinal dataset to assess long-term outcomes. As of February 2026, 77% (58/75) of patients remain in these studies.

As shown in Exhibit 1, durable reductions in major motor seizure frequency on top of standard-of-care anti-seizure medicines were observed at year four of zorevunersen treatment. The data also demonstrate continuing improvements in cognition and behavior over the treatment period, as shown in Exhibit 2. Zorevunersen continues to be generally well tolerated, with some patients treated for more than five years in the Phase 1/2a and ongoing OLE studies in which more than 850 doses have been administered. Elevated CSF protein lab values occurred in approximately 94% of patients of which 59% have been classified as a treatment-emergent adverse event. No serious or severe clinical manifestations have been associated with CSF protein elevations. No new safety findings have emerged.

Exhibit 1: Four Year OLE Seizure Data

Source: Stoke data

Exhibit 2: Year Four Vineland OLE Cognition and Behavior

Source: Stoke data

EMPEROR is a global, pivotal Phase 3 study. New patient entry into screening for the U.S., UK, and Japan cohort is closed and patients currently in screening are progressing through the 8-week screening period. Following successful completion of screening, these patients will be randomized to treatment with zorevunersen or a sham control administered via lumbar puncture (LP). The final patient is expected to be randomized in June 2026. Data from this LP cohort of approximately 150 patients are anticipated in mid-2027 and are expected to be the final data required for completion of the planned rolling U.S. NDA submission. Commercial preparation is underway to support a potential U.S. commercial launch as early as late 2027.

In Europe, sites are active and patient screening is underway for an additional cohort of at least 20 patients. Enrollment in this cohort is expected to be completed in the third quarter of 2026. Data from the European cohort are not planned for inclusion in the U.S. NDA submission.

ADOA Program – STK-002

We are also pursuing treatment for Autosomal Dominant Optic Atrophy (ADOA), the most common inherited optic nerve disorder, with STK-002. In February 2026, the first patient was dosed in the Phase 1 OSPREY study of STK-002. As of May 2026, two patients have been dosed and recruitment is ongoing at sites in the United Kingdom, Germany, Austria and Denmark. Dose escalation across initial four cohorts is expected to continue through 2026 and into early 2027, pending safety and tolerability assessments.

Financial operations overview

Revenue

We are comprised of one reportable segment and as of March 31, 2026 and 2025, have not generated any product revenue since inception, as we do not yet have approved products for sale. If we are able to successfully develop, receive regulatory approval for and commercialize any of our current or future product candidates alone or in collaboration with third parties, we may generate revenue from the sales of these product candidates.

In January 2022, we entered into a License and Collaboration Agreement (the “Acadia Agreement”) with Acadia Pharmaceuticals Inc. (“Acadia”) for the discovery, development and commercialization of novel RNA-based medicines for the treatment of severe and rare genetic neurodevelopmental diseases of the central nervous system. The Acadia Agreement focused on the targets SYNGAP1, MECP2 (Rett syndrome), and an undisclosed neurodevelopmental target of mutual interest. In connection with each target, we agreed to collaborate with Acadia to identify potential treatments for further development and commercialization as licensed products. With respect to SYNGAP1, we agreed with Acadia to co-develop and co-commercialize licensed products for such target globally, and in connection therewith we granted to Acadia worldwide, co-exclusive (with us) licenses for such licensed products. With respect to MECP2 and the neurodevelopmental target, we granted Acadia worldwide, exclusive licenses to develop and commercialize licensed products for such targets. In September 2025, Acadia terminated the MECP2 and the undisclosed neurodevelopmental programs under the Acadia Agreement (the “Discontinued Acadia Programs”) and rights to these targets returned to us. The collaboration with Acadia with respect to SYNGAP1 remains ongoing.

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

For the three months ended March 31, 2026, we recognized revenue related to the Acadia collaboration of $2.2 million and for the three months ended March 31, 2025, we recognized revenue related to the Acadia collaboration of $6.1 million.

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

In connection with the closing of this transaction in February 2025, we received an upfront payment of $165.0 million and are eligible to receive development and commercial milestone payments that could total up to approximately $50.0 million and $335.0 million, respectively, if all the specified milestones set forth in this collaboration are achieved. In addition, we are eligible to receive tiered, double-digit royalties ranging from the low double-digit to high teen percentages of future net sales on the licensed products. As of March 31, 2026, no milestones have been met. Royalties payable under the Biogen Agreement are subject to standard royalty reductions.

For the three months ended March 31, 2026, we recognized revenue related to the Biogen collaboration of $4.0 million and for the three months ended March 31, 2025, we recognized revenue related to the Biogen collaboration of $152.5 million.

See Note 7—License and Collaboration Agreements of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Three Months Ended March 31,
	2026	2025

Zorevunersen	$16,440	$16,930
ADOA	1,706	1,056
SYNGAP1	738	342
MECP2	—	147
Non-program specific and unallocated research and development expenses	20,789	14,201
Total research and development expenses	$39,673	$32,676

We expense all research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and third-party service providers.

We expect that our expenses will increase substantially in connection with our planned discovery work, preclinical and clinical development activities in the near term and our planned clinical trials in the future. At this time, we cannot reasonably estimate the costs for completing the preclinical and clinical development of any of our other product candidates. We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and we conduct clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we cannot predict with certainty the ultimate duration and total completion costs of our research and development projects or the timing and extent of any revenue we may generate from the commercialization and sale of any of our product candidates.

Because of the numerous risks and uncertainties associated with product development, we cannot predict with certainty the ultimate duration and total completion costs of current or future preclinical studies and clinical trials or the timing and extent of any revenues we may generate from the commercialization and sale of our product candidates. We may never succeed in achieving regulatory approval for our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

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

Results of operations for the three months ended March 31, 2026 and 2025

The following table sets forth our results of operations:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Condensed consolidated statements of operations:
Revenue	$6,229	$158,569
Operating expenses:
Research and development	39,673	32,676
Sales, general and administrative	19,974	14,653
Total operating expenses	59,647	47,329
(Loss) income from operations	$(53,418)	$111,240
Other income (expense):
Interest income (expense), net	3,397	2,889
Other income	18	28
(Loss) income before income taxes	$(50,003)	$114,157
Provision for income taxes	—	1,278
Net (loss) income	$(50,003)	$112,879

Revenue

Revenue for the three months ended March 31, 2026 was $6.2 million compared to $158.6 million for the three months ended March 31, 2025, a decrease of $152.4 million. Revenue is generated from satisfying contractual obligations of the collaboration and licensing agreements with Acadia and Biogen. The decrease in revenue is primarily driven by the recognition of $150.8 million related to the IP license performance obligation during the year ended December 31, 2025.

Research and development expenses

Research and development expenses were $39.7 million for the three months ended March 31, 2026 as compared to $32.7 million for the three months ended March 31, 2025, an increase of $7.0 million. The table below summarizes our research and development expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Zorevunersen	$16,440	$16,930
ADOA	1,706	1,056
SYNGAP1	738	342
MECP2	-	147
Personnel-related expenses	16,118	11,012
Other external program costs	2,991	1,782
Other non-program costs	1,680	1,407
Total research and development expenses	$39,673	$32,676

The increase in research and development expenses was attributable to an increase of $5.1 million in personnel-related expenses, $0.7 million in expenses related to our ADOA program, which are comprised of third-party services and scientific consulting fees, an increase of $0.4 million related to SYNGAP1 offset by a decrease of $0.1 million related to MECP2 in external third-party expenses related to SYNGAP1 and MECP2, and an increase of $1.4 million in other non-program related costs offset by a decrease of $0.5 million in expenses related to our zorevunersen program.

Sales, general and administrative expenses

Sales, general and administrative expenses were $20.0 million for the three months ended March 31, 2026 as compared to $14.7 million for the three months ended March 31, 2025. The increase of $5.3 million in sales, general and administrative expenses was attributable to an increase of $3.4 million in facilities and other sales, general and administrative costs for commercial readiness, and $1.9 million in personnel-related expenses.

Other income (expense)

Other income (expense) was $3.4 million for the three months ended March 31, 2026 as compared to $2.9 million for the three months ended March 31, 2025.

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

Under U.S. GAAP, the effects of changes in tax laws are recognized in the period in which the new law is enacted. Accordingly, the impact of the OBBBA was reflected as of September 30, 2025 with the reversal of previously recognized income tax expense for both federal and state. There is no impact on the comparable periods presented.

Liquidity and capital resources

Since our inception through March 31, 2026, our operations have been financed by net proceeds of $1.0 billion from the sale of convertible notes payable and our convertible preferred stock, our initial public offering, public offerings of common stock and pre-funded warrants, proceeds from the Sales Agreement and the upfront payments from Acadia and Biogen. As of March 31, 2026, we had $411.0 million in cash, cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. On April 2, 2024, we completed an underwritten public offering of our common stock and issued and sold 5,555,557 shares of common stock at a public offering price of $13.50 per share and issued pre-funded warrants to purchase 3,703,730 shares of common stock at a public offering price of $13.499 per share subject to an exercise price equal to $0.0001. The common stock and warrants sold resulted in net proceeds of $119.9 million after deducting underwriting discounts, commissions and offering costs. No pre-funded warrants have been exercised.

We have primarily incurred losses since our inception in June 2014 and, as of March 31, 2026, we had an accumulated deficit of $547.7 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, sales, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Based upon our current operating plan, we believe that our cash, cash equivalents, and marketable securities of approximately $411.0 million as of March 31, 2026, will fund operations into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global macroeconomic conditions, including inflation, changing interest rates and instability in the global banking system, tariffs, and disruptions to and volatility in the credit and financial markets in the United States and worldwide. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Cash flows

The following table summarizes our cash flows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(60,582)	$131,827
Investing activities	50,694	13,632
Financing activities	84,327	1,374
Net increase in cash, cash equivalents and restricted cash	$74,439	$146,833

Operating activities

During the three months ended March 31, 2026, cash used in operating activities was $60.6 million. This was attributable to a net loss of $50.0 million, a net change of $20.1 million in our net operating assets and liabilities offset by non-cash charges of $9.5 million for stock-based compensation, depreciation, amortization and accretion of marketable securities, and a reduction in the carrying amount of right of use assets.

During the three months ended March 31, 2025, cash provided by operating activities was $131.8 million. This was primarily attributable to a net income of $112.9 million, a net change of $11.5 million in our net operating assets and liabilities and non-cash charges of $7.3 million for stock-based compensation, depreciation, amortization and accretion of marketable securities, and a reduction in the carrying amount of right of use assets.

Investing activities

Our investing activities during the three months ended March 31, 2026 consisted primarily of $60.9 million from the maturity of marketable securities offset by $9.9 million of purchases of marketable securities and $0.4 million of purchases of property plant and equipment.

Our investing activities during the three months ended March 31, 2025 consisted primarily of $32.8 million from the maturity of marketable securities offset by $19.0 million of purchases of marketable securities.

Financing activities

Our financing activities during the three months ended March 31, 2026 consisted primarily of $80.7 million in proceeds from the controlled equity offering sales agreement, $3.2 million from the exercise of stock options and $0.5 million in proceeds from our Employee Stock Purchase Plan (the “ESPP”).

Our financing activities during the three months ended March 31, 2025 consisted of $1.0 million from the exercise of stock options and $0.4 million in proceeds from the ESPP.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of March 31, 2026 and the effects that such obligations are expected to have on our liquidity and cash flows in future fiscal periods:

	Payments Due by Fiscal Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$3,669	$2,438	$1,231	$—	$—
Total	$3,669	$2,438	$1,231	$—	$—

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

On January 21, 2026, we entered into a new lease for our corporate headquarters and laboratory space with NWALP PHOP Property Owner LLC, located at 245 Fifth Avenue, Waltham, Massachusetts (the “Lease Agreement”), in order to expand our office and laboratory space. The Lease Agreement premises include approximately 98,500 square feet. The Lease Agreement will expire on March 31, 2038, and includes two options to further extend the Lease for an additional five years at the then-prevailing market rate. The aggregate estimated base rent payments due over the term of the Lease Agreement is approximately $86.6 million. We paid a security deposit of $3.0 million in the form of an irrevocable standby letter of credit, which may be reduced over time in accordance with the terms of the Lease Agreement. We expect to occupy the space late in 2026.

Commitments

Our commitments primarily consist of obligations under our agreement with the University of Southampton. As of March 31, 2026, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6—Commitments and Contingencies of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 16, 2026.

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03 “Income Statement— Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“ASU 2024-03”). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risks in the ordinary course, primarily including interest sensitivities. As of March 31, 2026 and December 31, 2025, we had cash, cash equivalents and marketable securities of $411.0 million and $390.9 million respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Because of the short-term maturities of our cash, cash equivalents and marketable securities, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

Inflation Risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the periods ended March 31, 2026 and 2025.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer (our principal accounting officer) and Chief Executive Officer (our principal executive officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have invested substantially all of our efforts and financial resources in the development of our proprietary protein upregulation platform and our current lead product candidate, zorevunersen, for the treatment of Dravet syndrome. We submitted an investigational new drug application (“IND”) for zorevunersen to the FDA in late 2019. In August 2020, we dosed the first patient with zorevunersen in the single ascending dose portion of the MONARCH Phase 1/2a Study at the 10mg dose level, and in August 2025 we dosed the first patient with zorevunersen in the EMPEROR Phase 3 study.

In addition, in November 2020, we announced the nomination of OPA1 as our next target for preclinical development to treat ADOA. In November 2021, we announced the nomination of STK-002 as the lead product candidate for the treatment of ADOA and intend to invest significant efforts and financial resources in its development. We submitted a Clinical Trial Authorization (“CTA”) application for STK-002 to the United Kingdom Medicines and Healthcare Products Regulatory Agency (the “MHRA”) in early 2023, and in February 2026 we dosed the first patient with STK-002 in the OSPREY Phase 1 Study. Our ability to generate any future product revenue will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. We currently generate no revenue from sales of any product, and we may never be able to develop or commercialize a marketable product.

Each of our programs and product candidates will require preclinical and clinical development, regulatory approval in multiple jurisdictions, obtaining preclinical, clinical and commercial manufacturing supply, capacity and expertise, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. As zorevunersen advances into late-stage clinical development, we have begun and expect to continue to make investments to support potential commercialization, including in commercial infrastructure, market access, manufacturing scale-up and medical affairs, which may be significant and may not result in any product revenue if approval is delayed or not obtained, Zorevunersen, STK-002 and our future product candidates must be authorized for marketing by the FDA or certain other foreign regulatory agencies, such as the European Medicines Agency (the “EMA”) or the MHRA, before we may commercialize any of our product candidates.

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

In addition, we, the FDA, foreign regulatory authorities, or an IRB or similar foreign review board or committee, may delay initiation of, suspend or limit dose escalation of clinical trials of a product candidate at any time for various reasons, including if we or they believe the healthy volunteer subjects or patients participating in such trials are being exposed to unacceptable health risks. Among other reasons, adverse side effects of a product candidate or a related product in preclinical trials or on healthy volunteer subjects or patients in a clinical trial could result in such a decision. For example, we have previously limited chronic dosing in our open-label extension trials based on interactions with regulatory agencies and a review of interim chronic toxicology data from preclinical studies.

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

We currently have a limited marketing organization in the U.S., and we do not yet have any organization for the sales or distribution of zorevunersen, STK-002 or our future product candidates. To market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. With respect to certain of our current programs as well as future programs, we may rely completely on an alliance partner for sales and marketing. In addition, although we intend to establish a sales organization if we are able to obtain approval to market any product candidates, we have entered into a strategic alliance with Biogen to develop and commercialize zorevunersen outside of North America (the U.S., Canada and Mexico), and we may enter into strategic alliances with third parties, such as Acadia, to develop and commercialize STK-002 and other future product candidates, including in markets outside of the United States or for other large markets that are beyond our resources. This will reduce the revenue generated from the sales of these products.

Our current collaborators, such as Acadia and Biogen, and any future strategic alliance partners may not dedicate sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective alliances to enable the sale of our product candidates to healthcare professionals and in geographical regions, including the United States, that will not be covered by our own marketing and sales force, or if our potential future strategic alliance partners do not successfully commercialize the product candidates, our ability to generate revenues from product sales will be adversely affected.

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

We have entered into a collaboration with Acadia to discover or develop certain novel RNA-based medicines for the potential treatment of severe and rare genetic neurodevelopmental diseases of the central nervous system. The collaboration currently includes SYNGAP1 syndrome and such collaboration could represent a significant portion of our product pipeline. We have also entered into the Biogen Agreement for the development and commercialization of zorevunersen and other potential products directed to SCN1A.

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
•
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

We have incurred net losses in each year since our inception. We incurred net losses of $50.0 million for the three months ended March 31, 2026 and net income of $112.9 million for the three months ended March 31, 2025. As of March 31, 2026, we had an accumulated deficit of $547.7 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from sales, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated sales, general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for zorevunersen, STK-002 and other future product candidates, if any, and potentially commercialize these product candidates. Based upon our current operating plan, we believe that our cash, cash equivalents, and marketable securities of approximately $411.0 million as of March 31, 2026, will fund operations into 2028. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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

We are a late-stage clinical company formed in June 2014. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring our technology, identifying potential product candidates, undertaking research, preclinical and clinical development of our product candidates, manufacturing, and establishing licensing arrangements. We have not yet demonstrated the ability to obtain marketing approvals, manufacture a commercial scale product or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our commercial success will depend in large part on obtaining and maintaining patent, trademark, trade secret and other intellectual property protection of our proprietary technologies and product candidates, which include our proprietary protein upregulation platform, zorevunersen, STK-002 and the additional gene targets identified by our proprietary protein upregulation platform, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending our patents and other intellectual property rights against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, importing or otherwise commercializing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected. The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors or licensees to do so. For instance, pursuant to the Biogen Agreement, Biogen has certain rights to prepare, file, prosecute, and maintain certain patents and patent applications licensed to Biogen in the Biogen Territory. Our pending and future patent applications may not result in issued patents. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we hold or in-license may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether any of our platform advances and product candidates will be protectable or remain protected by valid and enforceable patents. In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technologies.

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

For example, we are a party to a license agreement with the University of Southampton, pursuant to which we in-license key patents and patent applications for our proprietary protein upregulation platform, zorevunersen, STK-002 and our future product candidates. For more information regarding the agreement, please see “Business—License and research agreements.” The agreement imposes various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensor may have the right to terminate our license, in which event we would not be able to develop or market our proprietary protein upregulation platform, zorevunersen, STK-002 or any other technology or product candidates covered by the intellectual property licensed under the agreement. In addition, we may need to obtain additional licenses from our existing licensor and others to advance our research or allow commercialization of product candidates we may develop. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. In either event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology or product candidates.

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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected technology or product candidates. As a result, any termination of or disputes over our intellectual property licenses could result in the loss of our ability to develop and commercialize our proprietary protein upregulation platform, zorevunersen, or STK-002, or we could lose other significant rights, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Our owned and in-licensed patents and patent applications may not provide sufficient protection of our proprietary protein upregulation platform, our zorevunersen and STK-002 product candidates, and our future product candidates or result in any competitive advantage.

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

In addition to claims directed toward the technology underlying our proprietary protein upregulation platform, our owned and in-licensed patents and patent applications contain claims directed to compositions of matter on the active pharmaceutical ingredients (“APIs”) in our product candidates, as well as methods-of-use directed to the use of an API for a specified treatment. Composition-of-matter patents on the active pharmaceutical ingredient in prescription drug products provide protection without regard to any particular method of use of the API used. Method-of-use patents do not prevent a competitor or other third party from developing or marketing an identical product for an indication that is outside the scope of the patented method. Moreover, with respect to method-of-use patents, even if competitors or other third parties do not actively promote their product for our targeted indications or uses for which we may obtain patents, providers may recommend that patients use these products off-label, or patients may do so themselves. Although off-label use may infringe or contribute to the infringement of method-of-use patents, the practice is common, and this type of infringement is difficult to prevent or prosecute.

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

We seek to expand our product candidate pipeline in part by in-licensing the rights to key technologies, including those related to specific gene targets which may be upregulated by our proprietary protein upregulation platform. The future growth of our business will depend in part on our ability to in-license or otherwise acquire the rights to additional product candidates and technologies. Although we have succeeded in licensing technologies from the University of Southampton in the past, we cannot assure you that we will be able to in-license or acquire the rights to any product candidates or technologies from third parties on acceptable terms or at all.

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

Our use of open source software could impose limitations on our ability to commercialize our product candidates. Our technology utilizes open source software that contains modules licensed for use from third-party authors under open source licenses. In particular, some of the software that powers our proprietary protein upregulation platform may be provided under license arrangements that allow use of the software for research or other non-commercial purposes. As a result, in the future, as we seek to use our platform in connection with commercially available products, we may be required to license that software under different license terms, which may not be possible on commercially reasonable terms, if at all. If we are unable to license software components on terms that permit its use for commercial purposes, we may be required to replace those software components, which could result in delays, additional cost and additional regulatory approvals.

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

Moreover, adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. While we only had a minimal amount of our cash directly at SVB and, since that date, the FDIC has stated that all depositors of SVB will be made whole, there is no guarantee that the federal government would guarantee all depositors in the event of future bank closures, and continued instability in the banking system may adversely impact our business and financial condition. Likewise, the capital and credit markets may be adversely affected by the ongoing conflicts in Israel, Ukraine, Venezuela and Iran, and the possibility of a wider Middle Eastern, European or global conflict, global sanctions imposed in response thereto, an energy crisis and potential recessions. Any escalation of hostilities involving Iran, including retaliatory actions, heightened regional instability, disruption to transportation or logistics, volatility in energy markets, or additional sanctions or other governmental actions, could further adversely affect global markets and macroeconomic conditions and, in turn, our business financial condition and results of operations. A weak or declining economy and actual or threatened tariffs could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Also, hospitals and other medical facilities face staffing shortages, whether due to labor relations or otherwise, which could potentially cause delays in enrollment, site visits, evaluations or other activities important to our research and development efforts. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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
•
changes in accounting principles;
•
terrorist acts, acts of war or periods of widespread civil unrest, including conflicts in Ukraine, Israel, Venezuela and Iran, including any escalation or expansion of hostilities involving Iran, and actions taken by third parties in response to such conflict;
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

We are required to comply with Section 404(a) of the Sarbanes-Oxley Act. Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we file with the SEC. Additionally, once we are no longer a “smaller reporting company,” our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.

To achieve compliance with Section 404(b) within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our condensed consolidated financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

As we grow, we expect to hire additional personnel and may utilize external temporary resources to implement, document and modify policies and procedures to maintain effective internal controls. However, it is possible that we may identify deficiencies and weaknesses in our internal controls. If material weaknesses or deficiencies in our internal controls exist and go undetected or unremediated, our condensed consolidated financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, none of our directors or officers, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
10.1†	Lease Agreement, dated as of January 21, 2026, between NWALP PHOP Property Owner, LLC and the Registrant					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Inline Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

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

STOKE THERAPEUTICS, INC.

Date: May 7, 2026	By:	/s/ Ian F. Smith
Ian F. Smith
Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Thomas E. Leggett
Thomas E. Leggett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)