Form 10-Q
period 2026-06-30
Stoke Therapeutics, Inc.
filed 2026-08-03
CIK 1623526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 30, 2026, the registrant had 64,526,242 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding the ability of zorevunersen (STK-001) to treat the underlying causes of Dravet syndrome and reduce seizures or show improvements in behavior or cognition at the indicated dosing levels or at all, the clinical development of STK-002 and our other product candidates, including the initiation, timing and expected progress of clinical trials (including our EMPEROR Phase 3 study and our OSPREY Phase 1 study), our efforts to expand our pipeline using our proprietary protein upregulation platform, the receipt of potential milestone or royalty payments or the exercise of options under our collaboration agreement with Biogen International GmbH (“Biogen”) and our collaboration agreement with Acadia Pharmaceuticals Inc. (“Acadia”), our future results of operations and financial position, business strategy, prospective products, planned preclinical studies and clinical or field trials, regulatory approvals, research and development costs, and timing and likelihood of success, as well as plans and objectives of management for future operations, may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Stoke Therapeutics, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$110,004	$84,220
Marketable securities - current	182,814	200,450
Accounts receivable	7,179	5,936
Prepaid expenses	14,688	8,736
Interest receivable	1,540	1,969
Other current assets	6,313	4,389
Total current assets	$322,538	$305,700
Marketable securities - long-term	61,502	106,260
Restricted cash - long-term	3,227	227
Operating lease right-of-use assets	1,870	3,101
Property and equipment, net	4,829	3,146
Total assets	$393,966	$418,434
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,794	$4,939
Accrued and other current liabilities	28,613	41,035
Deferred revenue - current portion	8,523	11,901
Total current liabilities	$41,930	$57,875
Deferred revenue - net of current portion	5,652	6,961
Other long-term liabilities	837	1,141
Total long-term liabilities	6,489	8,102
Total liabilities	$48,419	$65,977
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized, 62,402,595 and 58,921,999 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	6	5
Additional paid-in capital	955,419	849,624
Accumulated other comprehensive (loss) income	(542)	543
Accumulated deficit	(609,336)	(497,715)
Total stockholders’ equity	$345,547	$352,457
Total liabilities and stockholders’ equity	$393,966	$418,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive (loss) income

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$9,325	$13,817	$15,554	$172,386
Operating expenses:
Research and development	49,501	25,855	89,174	58,531
Sales, general and administrative	25,253	15,262	45,227	29,915
Total operating expenses	74,754	41,117	134,401	88,446
(Loss) income from operations	(65,429)	(27,300)	(118,847)	83,940
Other income (expense):
Interest income (expense), net	3,503	3,789	6,899	6,678
Other income	308	28	327	57
Total other income (expense)	3,811	3,817	7,226	6,735
(Loss) income before income taxes	$(61,618)	$(23,483)	$(111,621)	$90,675
Provision for income taxes	—	—	—	1,278
Net (loss) income	$(61,618)	$(23,483)	$(111,621)	$89,397
Net (loss) income per share:
Basic	$(0.93)	$(0.40)	$(1.73)	$1.54
Diluted	(0.93)	(0.40)	(1.73)	1.50
Weighted-average common shares outstanding:
Basic	66,017,895	58,353,855	64,548,862	58,109,622
Diluted	66,017,895	58,353,855	64,548,862	59,681,472
Comprehensive (loss) income:
Net (loss) income	$(61,618)	$(23,483)	$(111,621)	$89,397
Other comprehensive (loss) gain:
Unrealized (loss) gain on marketable securities	(427)	200	(1,085)	247
Total other comprehensive (loss) gain	$(427)	$200	$(1,085)	$247
Comprehensive (loss) income	$(62,045)	$(23,283)	$(112,706)	$89,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2024	54,032,826	$5	$719,997	$(151)	$(490,830)	$229,021
Unrealized gain on marketable securities	—	—	—	47	—	47
Stock-based compensation	—	—	6,753	—	—	6,753
Issuance of common stock upon exercise of stock options	214,996	—	1,004	—	—	1,004
Issuance of common stock related to employee stock purchase plan	39,467	—	370	—	—	370
Issuance of vested restricted and performance stock units	308,425	—	—	—	—	—
Net income	—	—	—	—	112,879	112,879
Balance as of March 31, 2025	54,595,714	$5	$728,124	$(104)	$(377,951)	$350,074
Unrealized gain on marketable securities	—	—	—	200	—	200
Stock-based compensation	—	—	7,598	—	—	7,598
Issuance of common stock upon exercise of stock options	126,531	—	554	—	—	554
Issuance of vested restricted and performance stock units	1,210	—	—	—	—	—
Net loss	—	—	—	—	(23,483)	(23,483)
Balance as of June 30, 2025	54,723,455	$5	$736,276	$96	$(401,434)	$334,943

Balance as of December 31, 2025	58,921,999	$5	$849,624	$543	$(497,715)	$352,457
Unrealized (loss) on marketable securities	—	—	—	(658)	—	(658)
Stock-based compensation	—	—	8,753	—	—	8,753
Issuance of common stock upon exercise of stock options	260,554	—	3,205	—	—	3,205
Issuance of common stock related to employee stock purchase plan	46,994		465	—	—	465
Issuance of vested restricted and performance stock units	443,786	—	—	—	—	—
Shares sold as part of controlled equity offering sales agreement	2,567,014	1	80,657	—	—	80,658
Net loss	—	—	—	—	(50,003)	(50,003)
Balance as of March 31, 2026	62,240,347	$6	$942,704	$(115)	$(547,718)	$394,877
Unrealized (loss) on marketable securities	—	—	—	(427)	—	(427)
Stock-based compensation	—	—	10,802	—	—	10,802
Issuance of common stock upon exercise of stock options	162,248	—	1,913	—	—	1,913
Net loss	—	—	—	—	(61,618)	(61,618)
Balance as of June 30, 2026	62,402,595	$6	$955,419	$(542)	$(609,336)	$345,547

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of cash flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(111,621)	$89,397
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	897	923
Amortization and accretion of marketable securities	(734)	33
Stock-based compensation expense	19,555	14,351
Reduction in the carrying amount of right of use assets	1,288	1,211
Changes in assets and liabilities:
Accounts receivable	(1,243)	3,753
Prepaid expenses and other current assets	(7,501)	(10,158)
Accounts payable, accrued liabilities and lease liabilities	(13,121)	7,506
Deferred revenue	(4,687)	(611)
Net cash (used in) provided by operating activities	(117,167)	106,405
Cash flows from investing activities:
Purchases of property and equipment	(2,329)	(306)
Purchases of marketable securities	(45,959)	(200,569)
Proceeds from maturity of marketable securities	108,000	66,030
Net cash provided by (used in) investing activities	59,712	(134,845)
Cash flows from financing activities:
Proceeds from Employee Stock Purchase Plan	465	370
Proceeds from issuance of common stock upon exercise of stock options	5,117	1,558
Proceeds from issuance of common stock in controlled equity offering sales agreements	80,657	—
Net cash provided by financing activities	86,239	1,928
Net increase in cash, cash equivalents and restricted cash	28,784	(26,512)
Cash, cash equivalents and restricted cash—beginning of period	84,941	128,780
Cash, cash equivalents and restricted cash—end of period	$113,725	$102,268

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Property and equipment included in accrued expense and accounts payable	$250	$51

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

As of December 31, 2025, the Company had issued approximately 3.2 million shares of common stock pursuant to the 2025 Registration Statement for net proceeds of $87.8 million. In addition, as of June 30, 2026, the Company had issued approximately 2.6 million shares of common stock pursuant to the Sales Agreement and the 2026 Registration Statement for net proceeds of $80.7 million. Since June 30, 2026, through the issuance of these consolidated financial statements, the Company sold approximately 2.1 million shares of our common stock pursuant to the Sales Agreement and the 2026 Registration Statement for net proceeds of $65.7 million after deducting commissions. The Company may terminate this at-the-market program under the Sales Agreement at any time, pursuant to its terms.

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

2. Summary of significant accounting policies and recent accounting pronouncements

Basis of presentation and consolidation

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standard Updates of the Financial Accounting Standards Board (“FASB”). All intercompany accounts and transactions have been eliminated in consolidation.

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2026 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's 2025 Annual Report on Form 10-K, other than as noted below.

Unaudited interim condensed consolidated financial information

The accompanying interim unaudited condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s condensed consolidated financial statements and related notes as of and for the year ended December 31, 2025, which was filed with the SEC on March 16, 2026. The Company’s financial information as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 is unaudited, but in the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet information as of December 31, 2025 was derived from audited condensed consolidated financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits its cash and cash equivalents in checking, sweep and money market accounts. Cash equivalents are carried at cost which approximates their fair market value.

At June 30, 2026, restricted cash consisted of money market accounts collateralizing letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities.

Cash and cash equivalents, and restricted cash in the condensed consolidated statements of cash flows consists of the following (in thousands):

	As of June 30,
	2026	2025
Cash and cash equivalents	$110,004	$101,472
Restricted cash - current	494	75
Restricted cash - long-term	3,227	721
Total cash, cash equivalents and restricted cash	$113,725	$102,268

3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair value measurements as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$89,966	$—	$—	$89,966
Total	$89,966	$—	$—	$89,966

Marketable Securities:
Corporate bonds	$—	$60,481	$—	$60,481
Commercial paper	—	22,759	—	22,759
US Government and US Government agency debt securities	169,904	3,105	—	173,009
Total	$169,904	$86,345	$—	$256,249

	Fair value measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$72,890	$—	$—	$72,890
Total	$72,890	$—	$—	$72,890

Marketable Securities:
Corporate bonds	$—	$84,750	$—	$84,750
Commercial paper	—	23,961	—	23,961
US Government and US Government agency debt securities	—	197,999	—	197,999
Total	$—	$306,710	$—	$306,710

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy. The carrying value of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

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

4. Marketable securities

The following table summarizes the Company’s marketable securities as of June 30, 2026 (in thousands):

	As of June 30, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$60,545	$14	$(78)	$60,481
Commercial paper	22,773	—	(14)	22,759
US Government and US Government agency debt securities	173,474	20	(485)	173,009
Total	$256,792	$34	$(577)	$256,249

The following table summarizes the Company’s marketable securities as of December 31, 2025 (in thousands):

	As of December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$84,568	$183	$(1)	$84,750
Commercial paper	23,959	7	(5)	23,961
US Government and US Government agency debt securities	197,638	365	(4)	197,999
Total	$306,165	$555	$(10)	$306,710

As of June 30, 2026, the weighted average maturity of the Company’s short term marketable securities is 0.52 years and the weighted average maturity of the Company's long term marketable securities is 1.3 years.

The Company did not record an allowance for credit losses as of June 30, 2026 related to its marketable securities. Further, given the lack of significant change in the credit risk of these investments, the Company did not recognize any other-than-temporary impairment losses.

5. Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Accrued employee compensation costs	$6,665	$13,975
Accrued professional costs	4,011	965
Accrued research and development costs	14,474	22,028
Current portion of operating lease liabilities	1,845	3,007
Other current liabilities	1,618	1,060
	$28,613	$41,035

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

On January 21, 2026, the Company entered into a new lease for its corporate headquarters and laboratory space with NWALP PHOP Property Owner LLC, located at 245 Fifth Avenue, Waltham, Massachusetts (the “Lease Agreement”), in order to expand its office and laboratory space. The Lease Agreement premises include approximately 98,500 square feet. The Lease Agreement will expire on March 31, 2038, and includes two options to further extend the Lease Agreement for an additional five years at the then-prevailing market rate. The aggregate estimated base rent payments due over the term of the Lease Agreement is approximately $86.6 million. The Company paid a security deposit of $3.0 million in the form of an irrevocable standby letter of credit, which may be reduced over time in accordance with the terms of the Lease Agreement. The Company expects to occupy the space late in 2026 and has evaluated build to suit considerations as of June 30, 2026.

Future minimum lease payments under non-cancellable leases as of June 30, 2026 were as follows (in thousands):

2026	1,626
2027	700
2028	532
Total lease payments	2,858
Less imputed interest	(176)
Present value of lease liabilities	$2,682

Lease balances as of June 30, 2026 were as follows (in thousands):

Operating right-of-use assets	$1,870
Current portion of operating lease liabilities	$1,845
Non-current portion of operating lease liabilities	837
Total operating lease liabilities	$2,682

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases as of June 30, 2026 were as follows:

Weighted average remaining lease term in years	1.5
Weighted average discount rate	10.05%

Lease expense incurred under operating leases was $0.6 million and $0.7 million for the three months ended June 30, 2026 and 2025, respectively, and was $1.2 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively.

License and research agreements

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton (the “Southampton Agreement”), whereby the Company acquired rights to foundational technologies related to the Company’s proprietary protein upregulation platform technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to the Company's proprietary protein upregulation platform. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. As of June 30, 2026, the Company had paid $8.9 million under the Southampton Agreement as a result of the Acadia license and collaboration agreement and the Biogen license and collaboration agreement. Additionally, certain licenses under the Southampton Agreement require the Company to reimburse the University of Southampton for certain past and ongoing patent related expenses. For the three and six months ended June 30, 2026 and June 30, 2025 these expenses were immaterial.

Litigation

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which it is focused. As of June 30, 2026 and December 31, 2025, the Company was not subject to any legal proceedings and no legal proceedings are currently pending or threatened to which it was a party or to which its property was subject that, in the opinion of management, would have a material adverse effect on its business.

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

As of June 30, 2026, the Company had $1.8 million in receivables and $4.3 million recorded as current deferred revenue under the Acadia Agreement, related to performance obligations that were either unsatisfied or partially unsatisfied. Revenue recognized under the Acadia collaboration was $2.8 million and $10.7 million for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized $5.0 million and $16.8 million, respectively, in revenue related to the Acadia Agreement.

Biogen International GmbH License and Collaboration Agreement

On February 14, 2025, the Company entered into a License and Collaboration Agreement (the “Biogen Agreement”) with Biogen International GmbH (“Biogen”) for the joint development and commercialization of zorevunersen and other compounds targeting the SCN1A gene (the “Licensed Product”).

Under the terms of the Biogen Agreement, the Company granted Biogen an exclusive, royalty bearing license to develop, manufacture and commercialize licensed products outside the United States, Canada and Mexico (the “Biogen Territory”). Biogen also has an option to exercise an exclusive, royalty-bearing, sublicensable and transferable license to certain future follow on antisense oligonucleotides (“ASOs”) directed to SCN1A controlled by the Company. The parties are jointly developing zorevunersen, with the Company leading global development, and development costs are shared pursuant to an agreed budget, with the Company responsible for 70% and Biogen responsible for 30%.

The Company received an upfront payment of $165.0 million and is eligible to receive development and commercial milestones that could total up to approximately $50.0 million and $335.0 million, respectively if all the specified milestones set forth in the collaboration arrangement are achieved. The Company is also eligible to receive tiered, double-digit royalties ranging from the low double digits to the high teen percentages on future net sales in the Licensed Product territory. As of June 30, 2026, no milestones have been achieved.

Biogen Agreement accounting

The Company determined that the Biogen Agreement represents a contract with a customer under ASC 606 and identified two performance obligations:

•
the license granted to Biogen (the “IP License”); and
•
development services, that are expected to generate data necessary for regulatory approval in the Biogen Territory for the Licensed Product (“Global Development Activities”).

The initial transaction price was $243.4 million, consisting of the non-refundable upfront payment of $165.0 million and $78.4 million estimated variable consideration related to development cost reimbursements for Global Development Activities. Sales-based royalties and milestone payments were excluded from the transaction price as they were either subject to the sales- or usage-based royalty exception or fully constrained due to uncertainty.

The transaction price was allocated to the performance obligations based on their relative standalone selling prices. Revenue allocated to the IP License was recognized upon transfer of the license in February 2025. Revenue related to Global Development Activities is recognized over time using a cost-based measure of progress, which is considered by the Company to be appropriate as there is a direct relationship between the costs incurred and satisfaction of the performance obligation. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

The following table provides a summary of the transaction price allocated to each performance obligation, in addition to revenue activity for the six months ended June 30, 2026 and June 30, 2025 (in thousands):

	2026		2025
	Transaction Price Allocated	Revenue Recognized	Transaction Price Allocated	Revenue Recognized
Performance obligations
IP License	$—	$—	$150,779	$150,779
Global Development Activity	—	10,563	92,644	4,839
	$—	$10,563	$243,423	$155,618

As of June 30, 2026, the Company had $5.4 million of receivables and $9.8 million of deferred contract consideration related to the Biogen Agreement, of which $4.2 million was classified as current deferred revenue. For the three months ended June 30, 2026 and 2025, the Company recognized revenue of $6.5 million and $3.2 million, respectively, and for the six months ended June 30, 2026 and 2025, the Company recognized $10.6 million and $155.6 million, respectively, under the Biogen Agreement. The Company expects the full recognition of the deferred contract consideration in December 2028.

8. Equity incentive plans

As of June 30, 2026, there were no shares available for future issuance under the 2014 Plan, 2,078,770 shares were available under the 2019 Plan and 2,160,047 shares were available under the 2023 Plan.

During the three months ended June 30, 2026, the Company granted options to purchase 529,855 shares of common stock to certain of its employees. The options vest over a period of up to four years and are exercisable at a per share price equal to the fair value of the common stock on the grant date. During the three months ended June 30, 2026, the Company granted 12,000 RSUs and did not grant any performance stock units (“PSUs”) to its employees. The RSUs vest over a period of up to four years.

Stock-based compensation

As of June 30, 2026, there was $83.1 million of unrecognized compensation cost related to unvested stock options granted under the 2019 and 2023 Plans. Compensation expense is expected to be recognized over a weighted average period of 2.8 years as of June 30, 2026. As of June 30, 2026, there was $39.7 million of unrecognized stock-based compensation related to RSUs and $0.05 million of unrecognized stock-based compensation related to PSUs. The compensation expense for RSUs and PSUs is expected to be recognized over a weighted average period of 2.8 years.

Stock-based compensation expense recorded as research and development and sales, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive (loss) income is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$4,372	$2,688	$7,760	$5,488
Sales, general and administrative	6,430	4,910	11,795	8,863
Total	$10,802	$7,598	$19,555	$14,351

2019 Employee stock purchase plan

In June 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 18, 2019. The Company initially reserved 315,000 shares of common stock for sale under the ESPP. At June 30, 2026, the Company had 2,608,136 shares available for issuance under the ESPP. The average grant date fair value per share under the ESPP was $30.90 for 2026. The total ESPP stock-based compensation expense for the three and six months ended June 30, 2026 was $0.2 million and $0.4 million, respectively, and for the three and six months ended June 30, 2025 was $0.1 million and $0.3 million, respectively. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first ten calendar years following the first offering date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or a lower amount determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP will not exceed 3,150,000 shares of the Company’s common stock.

9. Net (loss) income per share

The following table summarizes the computation of basic and diluted net loss per share of the Company (in thousands except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income	$(61,618)	$(23,483)	$(111,621)	$89,397
Denominator:
Weighted-average number of common shares, basic	66,017,895	58,353,855	64,548,862	58,109,622
Weighted-average number of common shares, diluted	66,017,895	58,353,855	64,548,862	59,681,472
Net (loss) income per share, basic	$(0.93)	$(0.40)	$(1.73)	$1.54
Net (loss) income per share, diluted	$(0.93)	$(0.40)	$(1.73)	$1.50

As the Company had net income during the six months ended June 30, 2025, the Company’s potential dilutive securities, which include stock options, RSUs and PSUs, were included in the calculation of diluted net income per share attributable to common stockholders.

For the three and six months ended June 30, 2026 and the three months ended June 30, 2025, the Company incurred a net loss. Weighted-average shares outstanding used to calculate basic net loss per share includes 3,703,730 warrants outstanding during the period. The Company’s potential dilutive securities, which include stock options, restricted stock units and performance stock units have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the three and six months ended June 30, 2026 and the three months ended June 30, 2025.

The Company excluded the following potential common stock, presented based on amounts outstanding at June 30, 2026 and 2025 from the computation of diluted net (loss) income per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Outstanding options to purchase common stock	11,532,638	9,523,757	11,532,638	7,408,212
Restricted stock units	1,938,698	1,797,643	1,938,698	544,976
Performance stock units	219,000	219,000	219,000	—
Total	13,690,336	11,540,400	13,690,336	7,953,188

10. Income taxes

For the six months ended June 30, 2026, the Company did not have any income tax expense recorded in its condensed consolidated statements of operations and comprehensive (loss) income. For the six months ended June 30, 2025, the Company recorded federal and state tax expense of $1.1 million and $0.1 million, respectively due to recognizing income from the Biogen collaboration, offset by net operating loss carryforwards that were able to be utilized to the extent allowable by tax law. Prior recorded income tax expense of $1.1 million and $0.1 million for federal and state, respectively, were reversed due to the passage on July 4, 2025 of the One Big Beautiful Bill Act. The Company has provided a valuation allowance for the full amount of its net deferred tax assets as of June 30, 2026 and December 31, 2025, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

11. Segment Information

The Company comprises one reportable segment, Stoke. As of June 30, 2026, this segment has not generated any product revenue since inception, as it does not yet have approved products for sale.

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

The following table reconciles segment direct profit or loss to the Company’s condensed consolidated results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$9,325	$13,817	$15,554	$172,386
Zorevunersen(1)	28,243	11,382	48,097	29,056
ADOA(1)	2,697	1,747	4,555	2,140
SYNGAP1(1)	1,073	818	1,818	1,160
MECP2(1)	—	(200)	—	(53)
Other external program costs	3,990	1,841	7,169	3,670
Payroll and other personnel costs - R&D (2)	18,218	11,618	34,336	22,629
Payroll and other personnel costs - SG&A (2)	13,318	8,979	24,375	17,908
Other non-program costs - R&D (3)	1,628	1,615	3,308	3,022
Other non-program costs - SG&A (3)	5,587	3,317	10,742	8,914
Interest expense	(17)	(3)	(41)	(3)
Interest income	3,520	3,792	6,939	6,681
Other income	308	28	327	57
Provision for income taxes	—	—	—	(1,278)
Segment net income (loss)	$(61,618)	$(23,483)	$(111,621)	$89,397

(1) Includes external research and development and sales, general and administrative expenses associated with programs.

(2) Includes salaries, benefits and other personnel related expenses, including stock based compensation expense, of relevant personnel.

(3) Includes costs incurred for conducting non-program activities related to Company activities.

12. Subsequent events

Since June 30, 2026, through the issuance of these condensed consolidated financial statements, the Company sold approximately 2.1 million shares of our common stock pursuant to the Sales Agreement and the 2026 Registration Statement for net proceeds of $65.7 million after deducting commissions.

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

In addition to the MONARCH and ADMIRAL studies, we continue to run open-label extension (“OLE”) studies in patients who completed the Phase 1/2a studies and met study entry criteria. The four studies have shown substantial and durable reductions in major motor seizure frequency when administered on top of standard of care anti-seizure medicines. In the Phase 1/2a studies, 85% of patients were taking at least three and 54% were taking at least four medicines to control seizures. Half the patients in the studies were taking concomitant fenfluramine. Ongoing treatment has led to continuous improvements in cognition and behavior through four years. Additional improvements were indicated within the first nine months of treatment among patients in the Phase 1/2a study. These improvements were observed across multiple domains of the Vineland-3 (Vineland Adaptive Behavior Scale, Third Edition), a standardized assessment of behavioral outcomes that is a key secondary endpoint for the Phase 3 study. Zorevunersen has been generally well tolerated across the studies.

In addition to our Dravet program, we are also pursuing treatment for a second haploinsufficient disease, autosomal dominant optic atrophy (“ADOA”), the most common inherited optic nerve disorder for which there are currently no approved treatments. STK-002 is our clinical candidate for the treatment of ADOA. STK-002 is designed to upregulate OPA1 protein expression by leveraging the non-mutant (wild-type) copy of the OPA1 gene to restore OPA1 protein expression with the aim to stop or slow vision loss in patients with ADOA. In a non-human primate (NHP) model of ADOA conducted in collaboration with UC Davis, treatment with STK-002 was well tolerated and helped protect, and possibly improve, eye health. The data suggest that STK-002 may help preserve the function of important vision-related nerve cells, which could potentially improve or maintain vision. We are studying STK-002 in a Phase 1 open-label study (OSPREY) of children and adults ages 6 to 55 who have an established diagnosis of ADOA and evidence of a genetic mutation in the OPA1 gene. In February 2026, we dosed the first patient with STK-002 in the OSPREY Phase 1 study for the treatment of ADOA. Dose escalation is continuing, and the study is actively recruiting in the United Kingdom and the European Union.

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

As of December 31, 2025, we had issued approximately 3.2 million shares of common stock pursuant to the 2025 Registration Statement for net proceeds of $87.8 million. In addition, as of June 30, 2026, we had issued approximately 2.6 million shares of common stock pursuant to the Sales Agreement and the 2026 Registration Statement for net proceeds of $80.7 million. Since June 30, 2026, through the issuance of these condensed consolidated financial statements, we sold approximately 2.1 million shares of our common stock pursuant to the Sales Agreement and the 2026 Registration Statement for net proceeds of $65.7 million after deducting commissions. We may terminate this at-the-market program under the Sales Agreement at any time, pursuant to its terms.

As of June 30, 2026 and December 31, 2025 we had $354.3 million and $390.9 million, respectively, in cash, cash equivalents and marketable securities.

Since inception, we have had operating losses, the majority of which are attributable to research and development activities. Our net losses were $61.6 million and $23.5 million for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 we had a net loss of $111.6 million and for the six months ended June 30, 2025 we had net income of $89.4 million. As of June 30, 2026, we had an accumulated deficit of $609.3 million.

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

Based on our current operating plan, we believe that our cash, cash equivalents, and marketable securities of approximately $354.3 million as of June 30, 2026 and additional proceeds from the ATM sale of $65.7 million, will fund operations through to potential U.S. commercialization of zorevunersen in early 2028. To date, we have not had any products approved for sale and have not generated any product sales. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

Program Update

Dravet Syndrome Program – zorevunersen

Presentations of new clinical data for zorevunersen at medical congresses have contributed to greater understanding of its disease-modifying potential that is highly differentiated from any currently available treatments. The Company will continue its educational efforts at major neurology and epilepsy congresses during the second half of 2026. Analyses of data from the ongoing OLEs will support efforts to increase clinician understanding of zorevunersen while the Phase 3 EMPEROR study advances toward completion and the Company prepares for a potential U.S. approval and launch. The Company will also continue discussions with the FDA to update the Agency on its long-term data for zorevunersen.

EMPEROR is a global, pivotal Phase 3 study. In June 2026, we announced completion of enrollment of 162 patients in the U.S., UK, and Japan, where patients are randomized to treatment with zorevunersen or a sham control administered via lumbar puncture (LP). A Phase 3 data readout is anticipated in the third quarter of 2027 to complete the planned rolling U.S. NDA submission in the second half of 2027. Commercial preparation is underway to support a potential U.S. commercial launch of zorevunersen in early 2028.

An additional cohort of approximately 30 patients is currently being enrolled in Europe, where the sham control is administered via a needle prick (NP).  Screening for this cohort has now closed, and enrollment is expected to be completed in August 2026.

Site activation and screening are also underway in China, where zorevunersen has been granted Breakthrough Therapy Status. Enrollment is anticipated to complete in the second half of 2026.

Data from the additional patients in Europe and China are not planned for inclusion in the U.S. NDA submission to the FDA.

In August 2026, we announced that Stoke intends to participate in a pre-NDA meeting with the FDA during the second half of 2026 in preparation for the rolling NDA submission planned to initiate in the first quarter of 2027. Among other items, this meeting is intended to achieve alignment on the data package and statistical analysis plan for the rolling NDA

ADOA Program – STK-002

We are also pursuing treatment for Autosomal Dominant Optic Atrophy (ADOA), the most common inherited optic nerve disorder, with STK-002. In February 2026, the first patient was dosed in the Phase 1 OSPREY study of STK-002. As of August 2026, all eight planned clinical trial sites are active in the United Kingdom, Germany, Austria, Italy and Denmark, and dosing of the first cohort of patients (n=3) is complete with no serious safety events observed to date. Dosing of the second cohort is expected to begin in August 2026. Subject to ongoing safety assessments, dosing in the third and fourth dose cohorts are expected to follow with a readout of safety and efficacy results anticipated in the first half of 2027.

Corporate Updates

On July 13, 2026, we announced the appointment of Thomas McCauley, Ph.D., as the Company’s Chief Scientific Officer. In this new role, Dr. McCauley will be responsible for leading Stoke’s scientific strategy and leveraging the Company’s proprietary RNA medicines platform to expand and advance its pipeline of potential medicines for severe genetic diseases.

Financial operations overview

Revenue

We are comprised of one reportable segment and as of June 30, 2026 and 2025, have not generated any product revenue since inception, as we do not yet have approved products for sale. If we are able to successfully develop, receive regulatory approval for and commercialize any of our current or future product candidates alone or in collaboration with third parties, we may generate revenue from the sales of these product candidates.

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

Revenue recognized under the Acadia collaboration was $2.8 million and $10.7 million for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized $5.0 million and $16.8 million, respectively, in revenue related to the Acadia Agreement.

On February 14, 2025, we entered into a License and Collaboration Agreement (the “Biogen Agreement”) with Biogen International GmbH (“Biogen”) for the joint development and commercialization of zorevunersen and other compounds targeting the SCN1A gene (the “Licensed Product”).

Under the terms of the Biogen Agreement, we granted Biogen an exclusive, royalty bearing license to develop, manufacture and commercialize licensed products outside the United States, Canada and Mexico (the “Biogen Territory”). Biogen also has an option to exercise an exclusive, royalty-bearing, sublicensable and transferable license to certain future follow on antisense oligonucleotides (“ASOs”) directed to SCN1A controlled by the Company. The parties are jointly developing zorevunersen, with us leading global development, and development costs are shared pursuant to an agreed budget, with us responsible for 70% and Biogen responsible for 30%.

We received an upfront payment of $165.0 million and are eligible to receive development and commercial milestones that could total up to approximately $50.0 million and $335.0 million, respectively if all the specified milestones set forth in the collaboration arrangement are achieved. We are also eligible to receive tiered, double-digit royalties ranging from the low double digits to the high teen percentages on future net sales in the Licensed Product territory. As of June 30, 2026, no milestones have been achieved.

Revenue recognized under the Biogen collaboration was $6.5 million and $3.2 million for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized $10.6 million and $155.6 million, respectively, in revenue related to the Biogen Agreement.

For more information see Note 7—License and Collaboration Agreements of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Zorevunersen	$22,222	$9,434	$38,662	$26,364
ADOA	2,438	892	4,145	1,948
SYNGAP1	1,073	818	1,811	1,160
MECP2	—	(200)	—	(53)
Non-program specific and unallocated research and development expenses	23,768	14,911	44,556	29,112
Total research and development expenses	$49,501	$25,855	$89,174	$58,531

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

Results of operations for the three months ended June 30, 2026 and 2025

The following table sets forth our results of operations:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Condensed consolidated statements of operations:
Revenue	$9,325	$13,817
Operating expenses:
Research and development	49,501	25,855
Sales, general and administrative	25,253	15,262
Total operating expenses	74,754	41,117
(Loss) from operations	$(65,429)	$(27,300)
Other income (expense):
Interest income (expense), net	3,503	3,789
Other income	308	28
Net (loss)	$(61,618)	$(23,483)

Revenue

Revenue for the three months ended June 30, 2026 was $9.3 million compared to $13.8 million for the three months ended June 30, 2025, a decrease of $4.5 million. Revenue is generated from satisfying contractual obligations of the collaboration and licensing agreements with Acadia and Biogen.

Research and development expenses

Research and development expenses were $49.5 million for the three months ended June 30, 2026 as compared to $25.9 million for the three months ended June 30, 2025, an increase of $23.6 million. The table below summarizes our research and development expenses (in thousands):

	Three Months Ended June 30,
	2026	2025
Zorevunersen	$22,222	$9,434
ADOA	2,438	892
SYNGAP1	1,073	818
MECP2	—	(200)
Personnel-related expenses	18,218	11,618
Other external program costs	3,922	478
Other non-program costs	1,628	2,815
Total research and development expenses	$49,501	$25,855

The increase in research and development expenses was attributable to an increase of $12.8 million of expenses related to zorevunersen, which are comprised of third-party services and scientific consulting fees, $6.6 million in personnel-related expenses, $3.4 million in other external program costs, $1.5 million in expenses related to our ADOA program, which are comprised of third-party services and scientific consulting fees, and an increase of $0.3 million in external third-party expenses related to SYNGAP1, offset by a decrease of $1.2 million related to other non-program costs, and $0.2 million in external third-party expenses related to MECP2.

Sales, general and administrative expenses

Sales, general and administrative expenses were $25.3 million for the three months ended June 30, 2026 as compared to $15.3 million for the three months ended June 30, 2025. The increase of $10.0 million in sales, general and administrative expenses was attributable to an increase of $6.6 million in facilities and other sales, general and administrative costs for commercial readiness, and $3.4 million in personnel-related expenses.

Other income (expense)

Other income (expense) was $3.8 million for the three months ended June 30, 2026 as compared to $3.8 million for the three months ended June 30, 2025.

Results of operations for the six months ended June 30, 2026 and 2025

The following table sets forth our results of operations:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Consolidated statements of operations:
Revenue	$15,554	$172,386
Operating expenses:
Research and development	89,174	58,531
Sales, general and administrative	45,227	29,915
Total operating expenses	134,401	88,446
Income (loss) from operations	$(118,847)	$83,940
Other income (expense):
Interest income (expense), net	6,899	6,678
Other income (expense), net	327	57
Income (loss) before income taxes	$(111,621)	$90,675
Provision for income taxes	—	1,278
Net income (loss)	$(111,621)	$89,397

Revenue

Revenue for the six months ended June 30, 2026 was $15.6 million compared to $172.4 million for the six months ended June 30, 2025, a decrease of $156.8 million. Revenue is generated from satisfying contractual obligations of the collaboration and licensing agreements with Acadia and Biogen. The decrease in revenue is primarily driven by the recognition of $150.8 million related to the Biogen IP license performance obligation during the six months ended June 30, 2025.

Research and development expenses

Research and development expenses were $89.2 million for the six months ended June 30, 2026 as compared to $58.5 million for the six months ended June 30, 2025, an increase of $30.7 million. The table below summarizes our research and development expenses (in thousands):

	Six Months Ended June 30,
	2026	2025
Zorevunersen	$38,662	$26,364
ADOA	4,145	1,948
SYNGAP1	1,811	1,160
MECP2	-	(53)
Personnel-related expenses	34,336	22,629
Other external programs costs	6,912	1,757
Other non-program costs	3,308	4,726
Total research and development expenses	$89,174	$58,531

The increase in research and development expenses was attributable to an increase of $12.3 million in expenses related to zorevunersen, which are comprised of third-party services and scientific consulting fees, $11.7 million in personnel-related expenses, $5.1 million in other external program costs, $2.2 million in expenses related to our ADOA program, which are comprised of third-party services and scientific consulting fees, an increase of $0.6 million in external third-party expenses related to SYNGAP1, offset by a decrease of $1.2 million related to other non-program costs.

Sales, general and administrative expenses

Sales, general and administrative expenses were $45.2 million for the six months ended June 30, 2026 as compared to $29.9 million for the six months ended June 30, 2025. The increase of $15.3 million in sales, general and administrative expenses was attributable to an increase of $10.1 million in facilities and other sales, general and administrative costs for commercial readiness, and $5.2 million in personnel-related expenses.

Other income (expense)

Other income (expense) was $7.2 million for the six months ended June 30, 2026 as compared to $6.7 million for the six months ended June 30, 2025.

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

Liquidity and capital resources

Since our inception through June 30, 2026, our operations have been financed by net proceeds of $1.0 billion from the sale of convertible notes payable and our convertible preferred stock, our initial public offering, public offerings of common stock and pre-funded warrants, proceeds from the Sales Agreement and the upfront payments from Acadia and Biogen. As of June 30, 2026, we had

$354.3 million in cash, cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. On April 2, 2024, we completed an underwritten public offering of our common stock and issued and sold 5,555,557 shares of common stock at a public offering price of $13.50 per share and issued pre-funded warrants to purchase 3,703,730 shares of common stock at a public offering price of $13.499 per share subject to an exercise price equal to $0.0001. The common stock and warrants sold resulted in net proceeds of $119.9 million after deducting underwriting discounts, commissions and offering costs. No pre-funded warrants have been exercised.

We have primarily incurred losses since our inception in June 2014 and, as of June 30, 2026, we had an accumulated deficit of $609.3 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, sales, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Based on our current operating plan, we believe that our cash, cash equivalents, and marketable securities of approximately $354.3 million as of June 30, 2026 and additional proceeds from the ATM sale of $65.7 million, will fund operations through to potential U.S. commercialization of zorevunersen in early 2028. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global macroeconomic conditions, including inflation, changing interest rates and instability in the global banking system, tariffs, military conflicts and disruptions to and volatility in the credit and financial markets in the United States and worldwide. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Cash flows

The following table summarizes our cash flows:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(117,167)	$106,405
Investing activities	59,712	(134,845)
Financing activities	86,239	1,928
Net increase (decrease) in cash, cash equivalents and restricted cash	$28,784	$(26,512)

Operating activities

During the six months ended June 30, 2026, cash used in operating activities was $117.1 million. This was attributable to a net loss of $111.6 million, a net change of $26.6 million in our net operating assets and liabilities offset by non-cash charges of $21.0 million for stock-based compensation, depreciation, amortization and accretion of marketable securities, and a reduction in the carrying amount of right of use assets.

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

Investing activities

Our investing activities during the six months ended June 30, 2026 consisted primarily of $108.0 million from the maturity of marketable securities offset by $46.0 million of purchases of marketable securities and $2.3 million of purchases of property plant and equipment.

Our investing activities during the six months ended June 30, 2025 consisted primarily of $200.6 million of purchases of marketable securities and $0.3 million of purchases of property plant and equipment offset by $66.0 million from the sales of marketable securities.

Financing activities

Our financing activities during the six months ended June 30, 2026 consisted primarily of $80.7 million in proceeds from the controlled equity offering sales agreement, $5.1 million from the exercise of stock options and $0.5 million in proceeds from our Employee Stock Purchase Plan (the “ESPP”).

Our financing activities during the six months ended June 30, 2025 consisted of $1.6 million from the exercise of stock options and $0.4 million in proceeds from our ESPP.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of June 30, 2026 and the effects that such obligations are expected to have on our liquidity and cash flows in future fiscal periods:

	Payments Due by Fiscal Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$2,858	$1,626	$1,232	$—	$—
Total	$2,858	$1,626	$1,232	$—	$—

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

On January 21, 2026, we entered into a new lease for our corporate headquarters and laboratory space with NWALP PHOP Property Owner LLC, located at 245 Fifth Avenue, Waltham, Massachusetts (the “Lease Agreement”), in order to expand our office and laboratory space. The Lease Agreement premises include approximately 98,500 square feet. The Lease Agreement will expire on March 31, 2038, and includes two options to further extend the Lease Agreement for an additional five years at the then-prevailing market rate. The aggregate estimated base rent payments due over the term of the Lease Agreement is approximately $86.6 million. We paid a security deposit of $3.0 million in the form of an irrevocable standby letter of credit, which may be reduced over time in accordance with the terms of the Lease Agreement. We expect to occupy the space late in 2026.

Commitments

Our commitments primarily consist of obligations under our agreement with the University of Southampton. As of June 30, 2026, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. For additional information regarding our agreements, see Note 6—Commitments and Contingencies of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Smaller reporting company status

We are a “smaller reporting company,” meaning that our annual revenue is less than $100.0 million during the last completed fiscal year or the market value of our stock held by non-affiliates was less than $700.0 million as of the end of that fiscal year’s second fiscal quarter. We expect to continue to be a smaller reporting company until the first quarter of 2027. As a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risks in the ordinary course, primarily including interest sensitivities. As of June 30, 2026 and December 31, 2025, we had cash, cash equivalents and marketable securities of $354.3 million and $390.9 million respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Because of the short-term maturities of our cash, cash equivalents and marketable securities, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

Inflation Risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the periods ended June 30, 2026 and 2025.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer (our principal accounting officer) and Chief Executive Officer (our principal executive officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have invested substantially all of our efforts and financial resources in the development of our proprietary protein upregulation platform and our current lead product candidate, zorevunersen, for the treatment of Dravet syndrome. We submitted an investigational new drug application (“IND”) for zorevunersen to the FDA in late 2019. In August 2020, we dosed the first patient with zorevunersen in the single ascending dose portion of the MONARCH Phase 1/2a Study, and in August 2025 we dosed the first patient with zorevunersen in the EMPEROR Phase 3 study.

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

The success of zorevunersen, STK-002 and our future product candidates depends on multiple factors, including:

•
our ability to obtain IND and CTA approvals that allow commencement of our planned clinical trials or future clinical trials for our product candidates in relevant territories;
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

•
conducive general economic, industry and market conditions, including interest rates, inflation, market volatility and tariffs;
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

Zorevunersen is currently being evaluated in human clinical trials, and we may experience unexpected or negative results in the future. We will be required to demonstrate through adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. The positive results we have observed for our product candidates in preclinical animal models may not be predictive of our current or future clinical trials in humans, as mouse models carry inherent limitations relevant to all preclinical studies. In particular, the Dravet syndrome mouse model is more severe than the human disease and provides a shorter post-symptomatic observation period. Trial designs and results from early-phase trials are not necessarily predictive of future clinical trial designs or results, and initial positive results we may observe may not be confirmed in later-phase clinical trials. For example, although we reported end of study data from our Phase 1/2a open-label studies of zorevunersen demonstrating a reduction in median convulsive seizure frequency compared to baseline, these results were based on pooling data from the Phase 1/2a open-label studies of zorevunersen in the United States (MONARCH) and in the United Kingdom (ADMIRAL) and additional trials, including the Phase 3 EMPEROR study, may not confirm these results. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development even if they successfully advance through initial clinical trials, and preliminary interim data readouts of ongoing trials may show results that change when such trials are completed. We may not be able to demonstrate a disease-modifying effect of zorevunersen in our clinical trials in Dravet syndrome patients, even if we are able to demonstrate efficacy on seizure reduction, and we may be similarly unable to demonstrate the efficacy of STK-002 in our ADOA program or other future programs. In addition, our clinical trials to date have necessarily involved relatively small numbers of participants. Therefore, conclusions we draw based upon trial results to date may not be repeatable across larger cohorts of participants or patients with different characteristics. Moreover, even if our clinical trials demonstrate acceptable safety and efficacy of zorevunersen, STK-002 or our future product candidates, the labeling we obtain through negotiations with the FDA or foreign regulatory authorities may not include data on secondary endpoints and may not provide us with a competitive advantage over other products approved for the same or similar indications.

Many companies in the biotechnology industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and there is a high failure rate for product candidates proceeding through clinical trials. We cannot be certain that we will not face similar setbacks. In addition, different methodologies, assumptions and applications we utilize to assess particular safety or efficacy parameters may yield different statistical results. Even if we believe the data collected from clinical trials of our product candidates are promising, these data may not be sufficient to support approval by the FDA or foreign regulatory authorities. Preclinical and clinical data can be interpreted in different ways. Accordingly, the FDA or foreign regulatory authorities could interpret these data in different ways from us or our partners, which could delay, limit or prevent regulatory approval. If our study data do not consistently or sufficiently demonstrate the safety or efficacy of any of our product candidates, including zorevunersen for Dravet syndrome or STK-002 for ADOA, then the regulatory approvals for such product candidates could be significantly delayed as we work to meet approval requirements, or, if we are not able to meet these requirements, such approvals could be withheld or withdrawn. Regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

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
•
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval; and
•
potential delays in enrollment, site visits, evaluations, or dosing of patients participating in the clinical trial as hospitals face staffing shortages, whether due to labor relations or otherwise, or patients decide to not enroll in the study.

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

Under the Rare Pediatric Disease Priority Review Voucher program, upon the approval of a qualifying NDA for the treatment of a rare pediatric disease, the sponsor of such an application would be eligible for a rare pediatric disease priority review voucher that can be used to obtain priority review for a subsequent Biologics License Application or NDA. As part of our business strategy for zorevunersen, we received Rare Pediatric Disease Designation in October 2022. We may also seek Rare Pediatric Disease designations for any other future product candidates. Under the current sunset provisions, a product candidate is not eligible to receive a voucher if it is not approved before September 30, 2029. However, there can be no assurance that STK-002 or any other future product candidates will be designated or approved, and, therefore, we may not be in a position to obtain any priority review vouchers. Additionally, designation of a drug for a rare pediatric disease does not guarantee that an NDA will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Finally, a Rare Pediatric Disease Designation does not lead to faster development or regulatory review of the product or increase the likelihood that it will receive marketing approval.

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

Healthcare reform initiatives culminated in the enactment of the Inflation Reduction Act (“IRA”) in August 2022, which, among other things, requires the U.S. Department of Health and Human Services (“HHS”) to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that the Centers for Medicare & Medicaid Services (“CMS”) reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. In addition, CMS has selected and announced the negotiated maximum fair price for 15 additional Medicare Part D drugs which will become effective in 2027. For 2028, CMS selected an additional 15 drugs comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or Part D drugs will be selected. The negotiated prices will represent a significant discount from average prices to wholesalers and direct purchasers. Currently, a drug or biological product that has an orphan drug designation for only one rare disease or condition will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it receives designations for more than one rare disease or condition, or if it is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. However, as a result of a statutory amendment enacted in July 2025, beginning with the 2028 negotiated price applicability year, a drug may be designated for more than one rare disease or condition and still be excluded from price negotiation, as long as the only approved indications are for such rare diseases or conditions. The law also imposes rebates on Medicare Part D and Part B drugs whose prices have increased at a rate greater than the rate of inflation, and in November 2024, CMS finalized regulations pertaining to these inflation rebates. In addition, the law eliminates the “donut hole” under Medicare Part D beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program which requires manufacturers, in order for their brand drugs to be reimbursed, to subsidize 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket limit, and 20% once the out-of-pocket limit has been reached. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions may be subject to legal challenges. For example, the provisions related to the negotiation of selling prices of high-expenditure single-source drugs and biologics have been challenged in multiple lawsuits brought by pharmaceutical manufacturers. Thus, while it is unclear how the IRA will be implemented, it will likely have a significant impact on the pharmaceutical industry.

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

At the state level in the United States, legislatures are increasingly enacting laws and implementing regulations designed to control pharmaceutical and biologic product pricing, including price constraints, restrictions on certain product access, reporting on price increases and the introduction of high-cost drugs, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, the FDA released a final rule in September 2020 providing guidance for states to build and submit importation plans for certain prescription drugs from Canada into the United States, and the FDA authorized the first such plan in Florida in January 2024. This plan was granted extensions until May 6, 2026. It is unclear how this program will be implemented, if at all, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs intended to treat relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a patient population of fewer than 200,000 individuals in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for tax credits for qualified clinical research costs and exemption from prescription drug user fees. Similarly, in the EU, the European Commission grants Orphan Drug Designation after receiving the opinion of the EMA’s Committee for Orphan Medicinal Products on an Orphan Drug Designation application. In the EU, Orphan Drug Designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU and for which no satisfactory method of diagnosis, prevention or treatment has been authorized (or the product would be a significant benefit to those affected). In the EU, Orphan Drug Designation entitles a party to financial incentives such as reduction of fees or fee waivers.

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

We have incurred net losses in each year since our inception. We had net losses of $61.6 million for the three months ended June 30, 2026 and $23.5 million for the three months ended June 30, 2025. We had a net loss of $111.6 million for the six months ended June 30, 2026 and a net income of $89.4 million for the six months ended June 30, 2025. As of June 30, 2026, we had accumulated deficits of $609.3 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from sales, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated sales, general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for zorevunersen, STK-002 and other future product candidates, if any, and potentially commercialize these product candidates. Based on our current operating plan, we believe that our cash, cash equivalents, and marketable securities of approximately $354.3 million as of June 30, 2026 and additional proceeds from the ATM sale of $65.7 million, will fund operations through to potential U.S. commercialization of zorevunersen in early 2028. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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

We depend on intellectual property licensed to us from third parties, and our licensors may not always act in our best interest. If we fail to comply with our obligations under our intellectual property licenses, if the licenses are terminated, or if disputes regarding these licenses arise, we could lose significant rights that are important to our business.

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

For example, we are a party to a license agreement with the University of Southampton, pursuant to which we in-license key patents and patent applications for our proprietary protein upregulation platform, zorevunersen, STK-002 and our future product candidates. For more information regarding the agreement, please see Note 6—Commitments and contingencies of the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The agreement imposes various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensor may have the right to terminate our license, in which event we would not be able to develop or market our proprietary protein upregulation platform, zorevunersen, STK-002 or any other technology or product candidates covered by the intellectual property licensed under the agreement. In addition, we may need to obtain additional licenses from our existing licensor and others to advance our research or allow commercialization of product candidates we may develop. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. In either event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology or product candidates.

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

We also license intellectual property to third parties, and our licensees may not always act in our best interest. If these third parties fail to comply with their obligations under their respective licenses with us, if these licenses are terminated, or if disputes regarding these licenses arise, we could lose significant revenue or rights that are important to our business.

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

The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies that may be more established or have greater resources than we do may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. There can be no assurance that we will be able to successfully complete these types of negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to develop or market. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of certain programs and our business, financial condition, results of operations and prospects could suffer.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign patent agencies also require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Were a noncompliance event to occur, our competitors might be able to enter the market, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan, harm our results of operations and impair our ability to successfully commercialize zorevunersen, STK-002 and our future product candidates. In particular, we believe that our future success is highly dependent upon the contributions of our senior management, including Ian F. Smith, our Chief Executive Officer, as well as our senior scientists and other members of our management team. The loss of services of one or more of these individuals, who all have at-will employment arrangements with us, could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates, if approved. The competition for qualified personnel in the biotechnology field is intense and as a result, we may be unable to continue to attract and retain qualified personnel necessary for the development of our business or to recruit suitable replacement personnel.

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

Moreover, adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”) as receiver. While we only had a minimal amount of our cash directly at SVB and, since that date, the FDIC has stated that all depositors of SVB will be made whole, there is no guarantee that the federal government would guarantee all depositors in the event of future bank closures, and continued instability in the banking system may adversely impact our business and financial condition. Likewise, the capital and credit markets may be adversely affected by the ongoing conflicts in Israel, Ukraine, Venezuela and Iran, and the possibility of a wider Middle Eastern, European or global conflict, global sanctions imposed in response thereto, an energy crisis and potential recessions. Any further escalation or expansion of hostilities involving Iran, including retaliatory actions, heightened regional instability, disruption to transportation or logistics, volatility in energy markets, or additional sanctions or other governmental actions, could further adversely affect global markets and macroeconomic conditions and, in turn, our business, financial condition and results of operations. A weak or declining economy and actual or threatened tariffs could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. Also, hospitals and other medical facilities face staffing shortages, whether due to labor relations or otherwise, which could potentially cause delays in enrollment, site visits, evaluations or other activities important to our research and development efforts. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and any general economic downturn.

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
•
changes in accounting principles;
•
terrorist acts, acts of war or periods of widespread civil unrest, including conflicts in Ukraine, Israel, Venezuela and Iran, including any further escalation or expansion of hostilities involving Iran, and actions taken by third parties in response to such conflict;
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

We are a “smaller reporting company,” meaning that our annual revenue is less than $100.0 million during the last completed fiscal year or the market value of our stock held by non-affiliates was less than $700.0 million as of the end of that fiscal year’s second fiscal quarter. We expect to be a smaller reporting company until the first quarter of 2027. As a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and smaller reporting companies have reduced disclosure obligations regarding executive compensation. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended June 30, 2026, none of our directors or officers, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name	Title	Action	Date	Rule 10b5-1*	Non Rule 10b5-1**	Total Shares to be Sold	Expiration Date(1)
Edward Kaye	Director	Adoption	5/27/2026	X		470,874	05/31/2027

*Intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Act.

**Not intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Act.

(1) Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier of (a) the completion of all purchases or sales or (b) the date listed in the table.

Each new Rule 10b5-1 Plan that was adopted in the above table includes a representation from the director or officer, respectively, to the broker administering the plan that such director or officer was not in possession of any material nonpublic information regarding the Company or the securities subject to the Rule 10b5-1 Plan at the time the Rule 10b5-1 Plan was entered into. A similar representation was made to us in connection with the adoption of the Rule 10b5-1 Plan under our insider trading policy. Those representations were made as of the adoption date set forth above, and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which such director or officer was unaware, or with respect to any material nonpublic information acquired by such director or officer or passage after the date of the representation.

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

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
10.1†	Executive Employment Agreement, by and between the Registrant and Ian F. Smith, effective as of October 6, 2025, as amended					X

10.2†	Executive Employment Agreement, by and between the Registrant and Thomas Leggett, effective as of April 23, 2024, as amended.					X

10.3†	Executive Employment Agreement, by and between the Registrant and Jason Hoitt, effective as of March 14, 2024, as amended					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Inline Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

* This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

† Indicates a management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STOKE THERAPEUTICS, INC.

Date: August 3, 2026	By:	/s/ Ian F. Smith
Ian F. Smith
Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2026	By:	/s/ Thomas E. Leggett
Thomas E. Leggett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)