Form 10-Q
period 2026-09-30
Stoke Therapeutics, Inc.
filed 2026-11-03
CIK 1623526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 65,406,268 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements regarding the ability of zorevunersen (STK-001) to treat the underlying causes of Dravet syndrome and reduce seizures or show improvements in behavior or cognition at the indicated dosing levels or at all, the design, timing and results of clinical studies (including our EMPEROR Phase 3 study and our OSPREY Phase 1 study), enrollment timelines, data readouts, and regulatory submissions or decisions, our efforts to expand our pipeline using our proprietary protein upregulation platform, the receipt of potential milestone or royalty payments or the exercise of options under our collaboration agreement with Biogen International GmbH (“Biogen”) and our collaboration agreement with Acadia Pharmaceuticals Inc. (“Acadia”), our future results of operations and financial position, business strategy, prospective products, planned preclinical studies and clinical or field trials, regulatory approvals, research and development costs, and timing and likelihood of success, as well as plans and objectives of management for future operations, may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Stoke Therapeutics, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$107,271	$84,220
Marketable securities - current	211,916	200,450
Accounts receivable	8,543	5,936
Prepaid expenses	17,596	8,736
Interest receivable	1,533	1,969
Other current assets	7,558	4,389
Total current assets	$354,417	$305,700
Marketable securities - long-term	39,602	106,260
Restricted cash - long-term	3,227	227
Operating lease right-of-use assets	1,233	3,101
Property and equipment, net	8,213	3,146
Total assets	$406,692	$418,434
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,029	$4,939
Accrued and other current liabilities	38,584	41,035
Deferred revenue - current portion	6,364	11,901
Total current liabilities	$48,977	$57,875
Deferred revenue - net of current portion	4,446	6,961
Other long-term liabilities	681	1,141
Total long-term liabilities	5,127	8,102
Total liabilities	$54,104	$65,977
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, par value of $0.0001 per share; 300,000,000 shares authorized, 64,813,537 and 58,921,999 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	6	5
Additional paid-in capital	1,036,612	849,624
Accumulated other comprehensive (loss) income	(1,050)	543
Accumulated deficit	(682,980)	(497,715)
Total stockholders’ equity	$352,588	$352,457
Total liabilities and stockholders’ equity	$406,692	$418,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive (loss) income

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$11,255	$10,632	$26,808	$183,018
Operating expenses:
Research and development	59,831	37,696	149,004	96,227
Sales, general and administrative	28,739	16,027	73,966	45,942
Total operating expenses	88,570	53,723	222,970	142,169
(Loss) income from operations	(77,315)	(43,091)	(196,162)	40,849
Other income (expense):
Interest income (expense), net	3,665	3,463	10,564	10,141
Other income	6	3	333	59
Total other income (expense)	3,671	3,466	10,897	10,200
(Loss) income before income taxes	$(73,644)	$(39,625)	$(185,265)	$51,049
Provision for income taxes	—	(1,278)	—	—
Net (loss) income	$(73,644)	$(38,347)	$(185,265)	$51,049
Net (loss) income per share:
Basic	$(1.08)	$(0.65)	$(2.81)	$0.88
Diluted	(1.08)	(0.65)	(2.81)	0.85
Weighted-average common shares outstanding:
Basic	68,362,880	58,611,677	65,834,172	58,278,812
Diluted	68,362,880	58,611,677	65,834,172	60,397,681
Comprehensive (loss) income:
Net (loss) income	$(73,644)	$(38,347)	$(185,265)	$51,049
Other comprehensive (loss) gain:
Unrealized (loss) gain on marketable securities	(508)	350	(1,593)	597
Total other comprehensive (loss) gain	$(508)	$350	$(1,593)	$597
Comprehensive (loss) income	$(74,152)	$(37,997)	$(186,858)	$51,646

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

Stoke Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity

(in thousands, except share and per share amounts)

(unaudited)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance as of December 31, 2025	58,921,999	$5	$849,624	$543	$(497,715)	$352,457
Unrealized (loss) on marketable securities	—	—	—	(658)	—	(658)
Stock-based compensation	—	—	8,753	—	—	8,753
Issuance of common stock upon exercise of stock options	260,554	—	3,205	—	—	3,205
Issuance of common stock related to employee stock purchase plan	46,994		465	—	—	465
Issuance of vested restricted and performance stock units	443,786	—	—	—	—	—
Shares sold as part of controlled equity offering sales agreement	2,567,014	1	80,657	—	—	80,658
Net loss	—	—	—	—	(50,003)	(50,003)
Balance as of March 31, 2026	62,240,347	$6	$942,704	$(115)	$(547,718)	$394,877
Unrealized (loss) on marketable securities	—	—	—	(427)	—	(427)
Stock-based compensation	—	—	10,802	—	—	10,802
Issuance of common stock upon exercise of stock options	162,248	—	1,913	—	—	1,913
Net loss	—	—	—	—	(61,618)	(61,618)
Balance as of June 30, 2026	62,402,595	$6	$955,419	$(542)	$(609,336)	$345,547
Unrealized (loss) on marketable securities	—	—	—	(508)	—	(508)
Stock-based compensation	—	—	11,033	—	—	11,033
Issuance of common stock upon exercise of stock options	264,109	—	3,525	—	—	3,525
Issuance of vested restricted and performance stock units	61,000	—	—	—	—	—
Issuance of common stock related to employee stock purchase plan	35,833	—	941	—	—	941
Shares sold as part of controlled equity offering sales agreement	2,050,000	—	65,694	—	—	65,694
Net loss	—	—	—	—	(73,644)	(73,644)
Balance as of September 30, 2026	64,813,537	$6	$1,036,612	$(1,050)	$(682,980)	$352,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Stoke Therapeutics, Inc.

Condensed consolidated statements of cash flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(185,265)	$51,049
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	1,352	1,365
Amortization and accretion of marketable securities	(1,085)	(582)
Stock-based compensation expense	30,588	22,390
Impairment of right of use asset	—	696
Loss on disposal of property and equipment	—	(8)
Reduction in the carrying amount of right of use assets	1,925	1,758
Changes in assets and liabilities:
Accounts receivable	(2,606)	(7,580)
Prepaid expenses and other current assets	(11,649)	(765)
Accounts payable, accrued liabilities and lease liabilities	(5,062)	12,387
Deferred revenue	(8,051)	(4,671)
Net cash (used in) provided by operating activities	(179,853)	76,039
Cash flows from investing activities:
Purchases of property and equipment	(5,180)	(438)
Purchases of marketable securities	(103,967)	(224,494)
Proceeds from maturity of marketable securities	158,650	99,181
Net cash provided by (used in) investing activities	49,503	(125,751)
Cash flows from financing activities:
Proceeds from Employee Stock Purchase Plan	1,406	1,002
Proceeds from issuance of common stock upon exercise of stock options	8,643	4,046
Proceeds from issuance of common stock in controlled equity offering sales agreements	146,352	—
Net cash provided by financing activities	156,401	5,048
Net increase (decrease) in cash, cash equivalents and restricted cash	26,051	(44,664)
Cash, cash equivalents and restricted cash—beginning of period	84,941	128,779
Cash, cash equivalents and restricted cash—end of period	$110,992	$84,115

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Property and equipment included in accrued expense and accounts payable	$1,238	$92

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

In March 2026, the Company filed an automatic universal Shelf Registration Statement on Form S-3 (the “2026 Registration Statement”) with the SEC. The 2026 Registration Statement originally contained two prospectuses: a base prospectus, which covers the offering, issuance and sale by the Company of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus (the “Initial Sales Agreement Prospectus”) which covered the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150.0 million of its common stock that may be issued and sold under the Sales Agreement. In August, 2026, the Company filed a prospectus supplement to the 2026 Registration Statement (the “August 2026 Sales Agreement Prospectus”), which superseded and replaced the Initial Sales Agreement Prospectus and covers the offering, issuance and sale by the Company of up to an additional maximum aggregate offering price of $200.0 million of its common stock that may be issued and sold under the Sales Agreement. The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. The Company intends to use the 2026 Registration Statement for any future issuances and sales of common stock.

As of December 31, 2025, the Company had issued approximately 3.2 million shares of common stock pursuant to the 2025 Registration Statement for net proceeds of $87.8 million. In addition, as of September 30, 2026, the Company issued approximately 4.6 million shares of common stock pursuant to the Sales Agreement and the Initial Sales Agreement Prospectus for net proceeds of $146.4 million. As of September 30, 2026, the Company had not sold any shares of common stock under the August 2026 Sales Agreement Prospectus. The Company may terminate this at-the-market program under the Sales Agreement at any time, pursuant to its terms.

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

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2026 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company's 2025 Annual Report on Form 10-K, other than as noted below.

Unaudited interim condensed consolidated financial information

The accompanying interim unaudited condensed consolidated financial statements and related disclosures are unaudited and have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the Company’s condensed consolidated financial statements and related notes as of and for the year ended December 31, 2025, which was filed with the SEC on March 16, 2026. The Company’s financial information as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 is unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows at the dates and for the periods presented of the results of these interim periods have been included. The balance sheet information as of December 31, 2025 was derived from audited consolidated financial statements. The results of the Company’s operations for any interim period are not necessarily indicative of the results that may be expected for any other interim period or for a full fiscal year.

Cash, cash equivalents and restricted cash

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company deposits its cash and cash equivalents in checking, sweep and money market accounts. Cash equivalents are carried at cost which approximates their fair market value.

At September 30, 2026, restricted cash consisted of money market accounts collateralizing letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities.

Cash and cash equivalents, and restricted cash in the condensed consolidated statements of cash flows consists of the following (in thousands):

	As of September 30,
	2026	2025
Cash and cash equivalents	$107,271	$83,394
Restricted cash - current	494	—
Restricted cash - long-term	3,227	721
Total cash, cash equivalents and restricted cash	$110,992	$84,115

3. Fair value measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair value measurements as of September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$98,507	$—	$—	$98,507
Total	$98,507	$—	$—	$98,507

Marketable Securities:
Corporate bonds	$—	$58,775	$—	$58,775
Commercial paper	—	28,156	—	28,156
US Government and US Government agency debt securities	161,482	3,105	—	164,587
Total	$161,482	$90,036	$—	$251,518

	Fair value measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$72,890	$—	$—	$72,890
Total	$72,890	$—	$—	$72,890

Marketable Securities:
Corporate bonds	$—	$84,750	$—	$84,750
Commercial paper	—	23,961	—	23,961
US Government and US Government agency debt securities	—	197,999	—	197,999
Total	$—	$306,710	$—	$306,710

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy. The carrying value of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds and certain marketable securities. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

The Company measures its marketable securities at fair value on a recurring basis and classifies those instruments within Level 1 or Level 2 of the fair value hierarchy. Certain marketable securities are valued using models or other valuation methodologies that use Level 2 inputs. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, default rates, current market and contractual prices for the underlying financial instruments, as well as other economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

There were no transfers into or out of Level 3 in the periods presented.

4. Marketable securities

The following table summarizes the Company’s marketable securities as of September 30, 2026 (in thousands):

	As of September 30, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$58,972	$2	$(199)	$58,775
Commercial paper	28,201	—	(45)	28,156
US Government and US Government agency debt securities	165,396	—	(809)	164,587
Total	$252,569	$2	$(1,053)	$251,518

The following table summarizes the Company’s marketable securities as of December 31, 2025 (in thousands):

	As of December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities:
Corporate bonds	$84,568	$183	$(1)	$84,750
Commercial paper	23,959	7	(5)	23,961
US Government and US Government agency debt securities	197,638	365	(4)	197,999
Total	$306,165	$555	$(10)	$306,710

As of September 30, 2026, the weighted average maturity of the Company’s short term marketable securities is 0.52 years and the weighted average maturity of the Company's long term marketable securities is 1.13 years.

The Company did recognize credit losses related to marketable securities and did not record an allowance for credit losses as of September 30, 2026.

5. Accrued and other current liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Accrued employee compensation costs	$10,173	$13,975
Accrued professional costs	5,736	965
Accrued research and development costs	19,683	22,028
Current portion of operating lease liabilities	1,242	3,007
Other current liabilities	1,750	1,060
	$38,584	$41,035

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

In December 2023, the Company entered into an agreement to extend the term of the 38,000 square foot lease for a period of two years commencing on January 1, 2025 and ending on December 31, 2026. In December 2023, the Company recognized a right-of-use asset and operating lease liability of $4.1 million. In August 2026, the Company further amended the term of the lease for a period of two months commencing on January 1, 2027, and ending on February 28, 2027.

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

On January 21, 2026, the Company entered into a new lease for its corporate headquarters and laboratory space with NWALP PHOP Property Owner LLC, located at 245 Fifth Avenue, Waltham, Massachusetts (the “Lease Agreement”), in order to expand its office and laboratory space. The Lease Agreement premises include approximately 98,500 square feet. The Lease Agreement will expire on March 31, 2038, and includes two options to further extend the Lease Agreement for an additional five years at the then-prevailing market rate. The aggregate estimated base rent payments due over the term of the Lease Agreement is approximately $86.6 million. The Company paid a security deposit of $3.0 million in the form of an irrevocable standby letter of credit, which may be reduced over time in accordance with the terms of the Lease Agreement. The Company expects to occupy the space late in 2026 and has evaluated build to suit considerations as of September 30, 2026.

Future minimum lease payments under non-cancellable leases as of September 30, 2026 were as follows (in thousands):

2026	815
2027	699
2028	532
Total lease payments	2,046
Less imputed interest	(124)
Present value of lease liabilities	$1,922

Lease balances as of September 30, 2026 were as follows (in thousands):

Operating right-of-use assets	$1,233
Current portion of operating lease liabilities	$1,242
Non-current portion of operating lease liabilities	680
Total operating lease liabilities	$1,922

The weighted average remaining lease term and weighted average discount rate of the Company’s operating leases as of September 30, 2026 were as follows:

Weighted average remaining lease term in years	1.5
Weighted average discount rate	9.97%

Lease expense incurred under operating leases was $0.6 million and $0.7 million for the three months ended September 30, 2026 and 2025, respectively, and was $1.8 million and $2.1 million for the nine months ended September 30, 2026 and 2025, respectively.

License and research agreements

In April 2016, the Company entered into an exclusive, worldwide license agreement with the University of Southampton (the “Southampton Agreement”), whereby the Company acquired rights to foundational technologies related to the Company’s proprietary protein upregulation platform technology. Under the Southampton Agreement, the Company receives an exclusive, worldwide license under certain licensed patents and applications relating to the Company's proprietary protein upregulation platform. Under the Southampton Agreement, the Company may be obligated to make additional payments that are contingent upon certain milestones being achieved, as well as royalties on future product sales. These royalty obligations survive until the latest of (i) the expiration of the last valid claim of a licensed patent covering a subject product or (ii) the expiration of any regulatory exclusivity for the subject product in a country. In addition, if the Company sublicenses its rights under the Southampton Agreement, the Company is required to pay a mid-single digit percentage of the sublicense revenue to the University of Southampton. As of September 30, 2026, the Company had paid $8.9 million under the Southampton Agreement as a result of the Acadia license and collaboration agreement and the Biogen license and collaboration agreement. Additionally, certain licenses under the Southampton Agreement require the Company to reimburse the University of Southampton for certain past and ongoing patent related expenses. For the three and nine months ended September 30, 2026 and September 30, 2025 these expenses were immaterial.

Litigation

The Company may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities, including claims or disputes related to patents that have been issued or that are pending in the field of research on which it is focused. As of September 30, 2026 and December 31, 2025, the Company was not subject to any legal proceedings and no legal proceedings are currently pending or threatened to which it was a party or to which its property was subject that, in the opinion of management, would have a material adverse effect on its business.

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

As of September 30, 2026, the Company had $1.3 million in receivables and $2.2 million recorded as current deferred revenue under the Acadia Agreement, related to performance obligations that were either unsatisfied or partially unsatisfied. Revenue recognized under the Acadia collaboration was $2.5 million and $3.9 million for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized $7.5 million and $20.7 million, respectively, in revenue related to the Acadia Agreement.

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

The Company received an upfront payment of $165.0 million and is eligible to receive development and commercial milestones that could total up to approximately $50.0 million and $335.0 million, respectively if all the specified milestones set forth in the collaboration arrangement are achieved. The Company is also eligible to receive tiered, double-digit royalties ranging from the low double digits to the high teen percentages on future net sales in the Licensed Product territory. As of September 30, 2026, no milestones have been achieved.

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

The following table provides a summary of the transaction price allocated to each performance obligation, in addition to revenue activity for the nine months ended September 30, 2026 and September 30, 2025 (in thousands):

	2026		2025
	Transaction Price Allocated	Revenue Recognized	Transaction Price Allocated	Revenue Recognized
Performance obligations
IP License	$—	$—	$150,779	$150,779
Global Development Activity	—	19,322	92,644	11,524
	$—	$19,322	$243,423	$162,303

As of September 30, 2026, the Company had $7.3 million of receivables and $8.6 million of deferred contract consideration related to the Biogen Agreement, of which $4.1 million was classified as current deferred revenue. For the three months ended September 30, 2026 and 2025, the Company recognized revenue of $8.8 million and $6.7 million, respectively, and for the nine months ended September 30, 2026 and 2025, the Company recognized $19.3 million and $162.3 million, respectively, under the Biogen Agreement. The Company expects to fully recognize the deferred contract consideration in December 2028.

8. Equity incentive plans

As of September 30, 2026, there were no shares available for future issuance under the 2014 Plan, 2,285,901 shares were available under the 2019 Plan and 1,767,006 shares were available under the 2023 Plan.

During the three months ended September 30, 2026, the Company granted options to purchase 531,869 shares of common stock to certain of its employees and directors. The options vest over a period of up to four years and are exercisable at a per share price equal to the fair value of the common stock on the grant date. During the three months ended September 30, 2026, the Company granted 26,000 RSUs and did not grant any performance stock units (“PSUs”) to its employees. The RSUs vest over a period of up to four years.

Stock-based compensation

As of September 30, 2026, there was $83.4 million of unrecognized compensation cost related to unvested stock options granted under the 2019 and 2023 Plans. Compensation expense is expected to be recognized over a weighted average period of 2.8 years as of September 30, 2026. As of September 30, 2026, there was $35.8 million of unrecognized stock-based compensation related to RSUs. The compensation expense for RSUs is expected to be recognized over a weighted average period of 2.8 years.

Stock-based compensation expense recorded as research and development and sales, general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive (loss) income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$4,753	$3,200	$12,512	$8,688
Sales, general and administrative	6,280	4,839	18,076	13,702
Total	$11,033	$8,039	$30,588	$22,390

2019 Employee stock purchase plan

In June 2019, the Company adopted the 2019 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 18, 2019. The Company initially reserved 315,000 shares of common stock for sale under the ESPP. At September 30, 2026, the Company had 2,572,303 shares available for issuance under the ESPP. The average grant date fair value per share under the ESPP was $31.81 for 2026. The total ESPP stock-based compensation expense for the three and nine months ended September 30, 2026 was $0.2 million and $0.7 million, respectively, and for the three and nine months ended September 30, 2025 was $0.1 million and $0.4 million, respectively. The number of shares reserved for issuance under the ESPP will increase automatically on January 1 of each of the first ten calendar years following the first offering date by the number of shares equal to the lesser of 1% of the total outstanding shares of the Company’s common stock as of the immediately preceding December 31 or a lower amount determined by the Company’s board of directors. The aggregate number of shares issued over the term of the ESPP will not exceed 3,150,000 shares of the Company’s common stock.

9. Net (loss) income per share

The following table summarizes the computation of basic and diluted net (loss) income per share of the Company (in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income	$(73,644)	$(38,347)	$(185,265)	$51,049
Denominator:
Weighted-average number of common shares, basic	68,362,880	58,611,677	65,834,172	58,278,812
Weighted-average number of common shares, diluted	68,362,880	58,611,677	65,834,172	60,397,681
Net (loss) income per share, basic	$(1.08)	$(0.65)	$(2.81)	$0.88
Net (loss) income per share, diluted	$(1.08)	$(0.65)	$(2.81)	$0.85

As the Company had net income during the nine months ended September 30, 2025, the Company’s potential dilutive securities, which include stock options, RSUs and PSUs, were included in the calculation of diluted net income per share attributable to common stockholders.

For the three and nine months ended September 30, 2026 and the three months ended September 30, 2025, the Company incurred a net loss. Weighted-average shares outstanding used to calculate basic net loss per share includes 3,703,730 warrants outstanding during the period. The Company’s potential dilutive securities, which include stock options, restricted stock units and performance stock units have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the three and nine months ended September 30, 2026 and the three months ended September 30, 2025.

The Company excluded the following potential common stock, presented based on amounts outstanding at September 30, 2026 and 2025 from the computation of diluted net (loss) income per share attributable to common stockholders because including them would have had an anti-dilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Outstanding options to purchase common stock	11,561,874	9,552,776	11,561,874	6,759,812
Restricted stock units	2,002,214	1,588,510	2,002,214	119,730
Performance stock units	—	201,000	—	—
Total	13,564,088	11,342,286	13,564,088	6,879,542

10. Income taxes

For the nine months ended September 30, 2026, the Company did not have any income tax expense recorded in its condensed consolidated statements of operations and comprehensive (loss) income. In 2025, the Company recorded federal and state tax expense of $1.1 million and $0.1 million, respectively due to recognizing income from the Biogen collaboration, offset by net operating loss carryforwards that were able to be utilized to the extent allowable by tax law. In the three months ended September 30, 2025, prior recorded income tax expense of $1.1 million and $0.1 million for federal and state, respectively, were reversed due to the passage on July 4, 2025 of the One Big Beautiful Bill Act. The Company has provided a valuation allowance for the full amount of its net deferred tax assets as of September 30, 2026 and December 31, 2025, as management has determined it is more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would not be realized.

11. Segment Information

The Company comprises one reportable segment, Stoke. As of September 30, 2026, this segment has not generated any product revenue since inception, as it does not yet have approved products for sale.

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

The following table reconciles segment net (loss) income to the Company’s condensed consolidated results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$11,255	$10,632	$26,808	$183,018
Zorevunersen(1)	35,496	21,087	83,593	50,143
ADOA(1)	3,697	1,607	8,252	3,747
SYNGAP1(1)	337	917	2,156	2,075
MECP2(1)	—	16	—	(38)
Other external program costs	4,524	2,221	11,692	5,891
Payroll and other personnel costs - R&D (2)	19,668	12,627	54,004	35,256
Payroll and other personnel costs - SG&A (2)	14,342	8,941	38,716	26,849
Other non-program costs - R&D (3)	3,125	1,713	6,433	4,738
Other non-program costs - SG&A (3)	7,382	4,594	18,124	13,508
Interest expense	(20)	(3)	(61)	(6)
Interest income	3,686	3,466	10,625	10,147
Other income	6	3	333	59
Provision for income taxes	—	(1,278)	—	—
Segment net (loss) income	$(73,644)	$(38,347)	$(185,265)	$51,049

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

In addition to our Dravet program, we are also pursuing treatment for a second haploinsufficient disease, autosomal dominant optic atrophy (“ADOA”), the most common inherited optic nerve disorder for which there are currently no approved treatments. STK-002 is our clinical candidate for the treatment of ADOA. STK-002 is designed to upregulate OPA1 protein expression by leveraging the non-mutant (wild-type) copy of the OPA1 gene to restore OPA1 protein expression with the aim to stop or slow vision loss in patients with ADOA. In a non-human primate (NHP) model of ADOA conducted in collaboration with UC Davis, treatment with STK-002 was well tolerated and helped protect, and possibly improve, eye health. The data suggest that STK-002 may help preserve the function of important vision-related nerve cells, which could potentially improve or maintain vision. We are studying STK-002 in a Phase 1 open-label study (OSPREY) of children and adults ages 6 to 55 who have an established diagnosis of ADOA and evidence of a genetic mutation in the OPA1 gene. In February 2026, we dosed the first patient with STK-002 in the OSPREY Phase 1 study for the treatment of ADOA. Dose escalation is continuing, with the first two dose cohorts now complete, and the study is actively recruiting in the United Kingdom and the European Union.

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

In March 2026, we filed an automatic universal Shelf Registration Statement on Form S-3 (the “2026 Registration Statement”) with the SEC. The 2026 Registration Statement originally contained two prospectuses: a base prospectus, which covers the offering, issuance and sale by us of our common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock or debt securities, subscription rights to purchase common stock, preferred stock or debt securities and/or units consisting of some or all of these securities; and a sales agreement prospectus (the “Initial Sales Agreement Prospectus”) which covered the offering, issuance and sale by us of up to a maximum aggregate offering price of $150.0 million of our common stock that may be issued and sold under the Sales Agreement. In August 2026, we filed a prospectus supplement to the 2026 Registration Statement (the “August 2026 Sales Agreement Prospectus”), which superseded and replaced the Initial Sales Agreement Prospectus and covers the offering, issuance and sale by us of up to an additional maximum aggregate offering price of $200.0 million of our common stock that may be issued and sold under the Sales Agreement. The specific terms of any securities to be offered pursuant to the base prospectus will be specified in a prospectus supplement to the base prospectus. We intend to use the 2026 Registration Statement for any future issuances and sales of common stock.

As of December 31, 2025, we had issued approximately 3.2 million shares of common stock pursuant to the 2025 Registration Statement for net proceeds of $87.8 million. In addition, as of September 30, 2026, we issued approximately 4.6 million shares of common stock pursuant to the Sales Agreement and the Initial Sales Agreement Prospectus for net proceeds of $146.4 million. As of September 30, 2026, we had not sold any shares of common stock under the August 2026 Sales Agreement Prospectus. We may terminate this at-the-market program under the Sales Agreement at any time, pursuant to its terms.

As of September 30, 2026 and December 31, 2025 we had $358.8 million and $390.9 million, respectively, in cash, cash equivalents and marketable securities.

Since inception, we have had operating losses, the majority of which are attributable to research and development activities. Our net losses were $73.6 million and $38.3 million for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 we had a net loss of $185.3 million and for the nine months ended September 30, 2025 we had net income of $51.0 million. As of September 30, 2026, we had an accumulated deficit of $683.0 million.

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

Based on our current operating plan, we believe that our cash, cash equivalents, and marketable securities of approximately $358.8 million as of September 30, 2026, will fund operations into early 2028. To date, we have not had any products approved for sale and have not generated any product sales. We do not expect to generate any revenues from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

Program Update

Dravet Syndrome Program – zorevunersen

Presentations of new clinical data for zorevunersen at medical congresses have contributed to greater understanding of its disease-modifying potential that is highly differentiated from any currently available treatments. We, together with Biogen, recently presented long-term clinical data at the 16th European Epilepsy Congress (EEC) and the 55th Child Neurology Society (CNS) Annual Meeting. These data included a new exploratory sub-analysis that showed substantial reductions in the most severe seizure types, which are the leading risk factor for sudden unexpected death in epilepsy (SUDEP). We will continue our educational efforts at major neurology and epilepsy congresses through the remainder of 2026 and into 2027. Analyses of data from the ongoing OLEs will support efforts to increase clinician understanding of zorevunersen while the Phase 3 EMPEROR study advances toward completion and we prepare for a potential U.S. approval and launch in early 2028.

EMPEROR is a global, pivotal Phase 3 study. In June 2026, we announced completion of enrollment of 162 patients in the U.S., UK, and Japan, where patients are randomized to treatment with zorevunersen or a sham control administered via lumbar puncture (LP). A Phase 3 data readout is anticipated in the third quarter of 2027 to complete the planned U.S. NDA submission in the second half of 2027.

An additional cohort of 34 patients in Europe completed enrollment in August 2026 and an additional cohort of 5 patients in China completed enrollment in October 2026. Global enrollment in the clinical trial is now closed.

In October 2026, we announced the completion of a successful meeting with the FDA intended to align on key aspects of the planned submission of an NDA for zorevunersen. Following the discussion, we plan to use a multicomponent assessment of four prespecified Vineland-3 subdomains to evaluate changes in cognition and behavior in the Phase 3 EMPEROR study. On October 29, 2026, we presented a new exploratory analysis of Vineland-3 data from the Phase 1/2a and open-label extension (OLE) studies of zorevunersen using the multicomponent assessment.

ADOA Program – STK-002

We are also pursuing treatment for Autosomal Dominant Optic Atrophy (ADOA), the most common inherited optic nerve disorder, with STK-002. In February 2026, the first patient was dosed in the Phase 1 OSPREY study of STK-002. As of October 2026, all eight planned clinical trial sites are active in the United Kingdom, Germany, Austria, Italy and Denmark, and dosing of the first two cohorts of patients is complete. Dosing of the third cohort recently initiated and is expected to complete by the end of 2026. Subject to ongoing safety assessments, dosing in the fourth dose cohort is expected to follow in early 2027. Cohorts three and four have the potential to reach therapeutic levels of dosing, with initial safety and efficacy data from these latter cohorts anticipated in the first half of 2027. Presentations of data for STK-002 were recently delivered at the American Academy of Ophthalmology (AAO) 2026 Annual Meeting on October 11, 2026, supporting the ongoing Phase 1 OSPREY study and the disease-modifying potential of STK-002 in ADOA.

Corporate Updates

On September 23, 2026, we announced the appointment of Bo Cumbo to our Board of Directors. Mr. Cumbo brings deep experience commercializing new medicines for people with rare genetic diseases. Concurrent with Mr. Cumbo’s appointment, Edward Kaye, M.D., retired from his role as a Director on our Board of Directors.

Financial operations overview

Revenue

We are comprised of one reportable segment and as of September 30, 2026 and 2025, have not generated any product revenue since inception, as we do not yet have approved products for sale. If we are able to successfully develop, receive regulatory approval for and commercialize any of our current or future product candidates alone or in collaboration with third parties, we may generate revenue from the sales of these product candidates.

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

Revenue recognized under the Acadia collaboration was $2.5 million and $3.9 million for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized $7.5 million and $20.7 million, respectively, in revenue related to the Acadia Agreement.

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

We received an upfront payment of $165.0 million and are eligible to receive development and commercial milestones that could total up to approximately $50.0 million and $335.0 million, respectively if all the specified milestones set forth in the collaboration arrangement are achieved. We are also eligible to receive tiered, double-digit royalties ranging from the low double digits to the high teen percentages on future net sales in the Licensed Product territory. As of September 30, 2026, no milestones have been achieved.

Revenue recognized under the Biogen collaboration was $8.8 million and $6.7 million for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized $19.3 million and $162.3 million, respectively, in revenue related to the Biogen Agreement.

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

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Zorevunersen	$28,669	$18,983	$67,331	$45,347
ADOA	3,568	1,559	7,712	3,507
SYNGAP1	337	917	2,148	2,077
MECP2	—	16	—	(38)
Non-program specific and unallocated research and development expenses	27,257	16,221	71,813	45,334
Total research and development expenses	$59,831	$37,696	$149,004	$96,227

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

Results of operations for the three months ended September 30, 2026 and 2025

The following table sets forth our results of operations:

	Three Months Ended September 30,
	2026	2025
	(in thousands)
Condensed consolidated statements of operations:
Revenue	$11,255	$10,632
Operating expenses:
Research and development	59,831	37,696
Sales, general and administrative	28,739	16,027
Total operating expenses	88,570	53,723
(Loss) from operations	$(77,315)	$(43,091)
Other income (expense):
Interest income (expense), net	3,665	3,463
Other income	6	3
(Loss) before income taxes	$(73,644)	$(39,625)
Provision for income taxes	—	(1,278)
Net (loss)	$(73,644)	$(38,347)

Revenue

Revenue for the three months ended September 30, 2026 was $11.3 million compared to $10.6 million for the three months ended September 30, 2025, an increase of $0.7 million. Revenue is generated from satisfying contractual obligations of the collaboration and licensing agreements with Acadia and Biogen.

Research and development expenses

Research and development expenses were $59.8 million for the three months ended September 30, 2026 as compared to $37.7 million for the three months ended September 30, 2025, an increase of $22.1 million. The table below summarizes our research and development expenses (in thousands):

	Three Months Ended September 30,
	2026	2025
Zorevunersen	$28,669	$18,983
ADOA	3,568	1,559
SYNGAP1	337	917
MECP2	—	16
Personnel-related expenses	19,668	12,627
Other external program costs	4,464	877
Other non-program costs	3,125	2,717
Total research and development expenses	$59,831	$37,696

The increase in research and development expenses was attributable to an increase of $9.7 million of expenses related to zorevunersen, which are comprised of third-party services and scientific consulting fees, $7.0 million in personnel-related expenses, $3.6 million in other external program costs, $2.0 million in expenses related to our ADOA program, which are comprised of third-party services and scientific consulting fees, and an increase of $0.4 million related to other non-program costs, offset by a decrease of $0.6 million related in external third-party expenses related to SYNGAP1.

Sales, general and administrative expenses

Sales, general and administrative expenses were $28.7 million for the three months ended September 30, 2026 as compared to $16.0 million for the three months ended September 30, 2025. The increase of $12.7 million in sales, general and administrative expenses was attributable to an increase of $7.9 million in other sales, general and administrative costs for commercial readiness, and $4.8 million in personnel-related expenses.

Other income (expense)

Other income (expense) was $3.7 million for the three months ended September 30, 2026 as compared to $3.5 million for the three months ended September 30, 2025.

Results of operations for the nine months ended September 30, 2026 and 2025

The following table sets forth our results of operations:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Consolidated statements of operations:
Revenue	$26,808	$183,018
Operating expenses:
Research and development	149,004	96,227
Sales, general and administrative	73,966	45,942
Total operating expenses	222,970	142,169
(Loss) income from operations	$(196,162)	$40,849
Other income (expense):
Interest income (expense), net	10,564	10,141
Other income (expense), net	333	59
(Loss) income before income taxes	$(185,265)	$51,049
Provision for income taxes	—	—
Net (loss) income	$(185,265)	$51,049

Revenue

Revenue for the nine months ended September 30, 2026 was $26.8 million compared to $183.0 million for the nine months ended September 30, 2025, a decrease of $156.2 million. Revenue is generated from satisfying contractual obligations of the collaboration and licensing agreements with Acadia and Biogen. The decrease in revenue is primarily driven by the recognition of $150.8 million related to the Biogen IP license performance obligation during the nine months ended September 30, 2025.

Research and development expenses

Research and development expenses were $149.0 million for the nine months ended September 30, 2026 as compared to $96.2 million for the nine months ended September 30, 2025, an increase of $52.8 million. The table below summarizes our research and development expenses (in thousands):

	Nine Months Ended September 30,
	2026	2025
Zorevunersen	$67,331	$45,347
ADOA	7,712	3,507
SYNGAP1	2,148	2,077
MECP2	—	(38)
Personnel-related expenses	54,004	35,256
Other external programs costs	11,376	1,881
Other non-program costs	6,433	8,197
Total research and development expenses	$149,004	$96,227

The increase in research and development expenses was attributable to an increase of $22.0 million in expenses related to zorevunersen, which are comprised of third-party services and scientific consulting fees, $18.7 million in personnel-related expenses, $9.5 million in other external program costs, $4.2 million in expenses related to our ADOA program, which are comprised of third-party services and scientific consulting fees, an increase of $0.1 million in external third-party expenses related to SYNGAP1, offset by a decrease of $1.8 million related to other non-program costs.

Sales, general and administrative expenses

Sales, general and administrative expenses were $74.0 million for the nine months ended September 30, 2026 as compared to $45.9 million for the nine months ended September 30, 2025. The increase of $28.1 million in sales, general and administrative expenses was attributable to an increase of $17.7 million in other sales, general and administrative costs for commercial readiness, and $10.3 million in personnel-related expenses.

Other income (expense)

Other income (expense) was $10.9 million for the nine months ended September 30, 2026 as compared to $10.2 million for the nine months ended September 30, 2025.

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

Liquidity and capital resources

Since our inception through September 30, 2026, our operations have been financed by net proceeds of $1.08 billion from the sale of convertible notes payable and our convertible preferred stock, our initial public offering, public offerings of common stock and pre-funded warrants, proceeds from the Sales Agreement and the upfront payments from Acadia and Biogen. As of September 30, 2026, we had $358.8 million in cash, cash equivalents and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. On April 2, 2024, we completed an underwritten public offering of our common stock and issued and sold 5,555,557 shares of common stock at a public offering price of $13.50 per share and issued pre-funded warrants to purchase 3,703,730 shares of common stock at a public offering price of $13.499 per share subject to an exercise price equal to $0.0001. The common stock and warrants sold resulted in net proceeds of $119.9 million after deducting underwriting discounts, commissions and offering costs. No pre-funded warrants have been exercised.

We have primarily incurred losses since our inception in June 2014 and, as of September 30, 2026, we had an accumulated deficit of $683.0 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, sales, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Based on our current operating plan, we believe that our cash, cash equivalents, and marketable securities of approximately $358.8 million as of September 30, 2026, will fund operations into early 2028. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will continue to require additional financing to advance our current product candidates through clinical development, to develop, acquire or in-license other potential product candidates and to fund operations for the foreseeable future. We will continue to seek funds through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global macroeconomic conditions, including inflation, changing interest rates and instability in the global banking system, tariffs, military conflicts and disruptions to and volatility in the credit and financial markets in the United States and worldwide. If we do raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise capital, we will need to delay, reduce or terminate planned activities to reduce costs.

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

Cash flows

The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(179,853)	$76,039
Investing activities	49,503	(125,751)
Financing activities	156,401	5,048
Net increase (decrease) in cash, cash equivalents and restricted cash	$26,051	$(44,664)

Operating activities

During the nine months ended September 30, 2026, cash used in operating activities was $179.9 million. This was attributable to a net loss of $185.3 million, a net change of $27.4 million in our net operating assets and liabilities offset by non-cash charges of $32.8 million for stock-based compensation, depreciation, amortization and accretion of marketable securities, and a reduction in the carrying amount of right of use assets.

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

Investing activities

Our investing activities during the nine months ended September 30, 2026 consisted primarily of $158.7 million from the maturity of marketable securities offset by $104.0 million of purchases of marketable securities and $5.2 million of purchases of property plant and equipment.

Our investing activities during the nine months ended September 30, 2025 consisted primarily of $224.5 million of purchases of marketable securities and $0.4 million of purchases of property plant and equipment offset by $99.2 million from the maturity of marketable securities.

Financing activities

Our financing activities during the nine months ended September 30, 2026 consisted primarily of $146.4 million in proceeds from the controlled equity offering sales agreement, $8.6 million from the exercise of stock options and $1.4 million in proceeds from our Employee Stock Purchase Plan (the “ESPP”).

Our financing activities during the nine months ended September 30, 2025 consisted of $4.0 million from the exercise of stock options and $1.0 million in proceeds from our ESPP.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of September 30, 2026 and the effects that such obligations are expected to have on our liquidity and cash flows in future fiscal periods:

	Payments Due by Fiscal Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$2,046	$815	$1,231	$—	$—
Total	$2,046	$815	$1,231	$—	$—

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

In December 2023, we entered into an agreement to extend the term of the 38,000 square foot lease for a period of two years commencing on January 1, 2025 and ending on December 31, 2026. In December 2023, we recognized a right-of-use asset and operating lease liability of $4.1 million. In August 2026, we further amended the term of the lease for a period of two months commencing on January 1, 2027, and ending on February 28, 2027.

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

Smaller reporting company status

We are a “smaller reporting company,” meaning that our annual revenue is less than $100.0 million during the last completed fiscal year and the market value of our stock held by non-affiliates was less than $700.0 million as of the end of that fiscal year’s second fiscal quarter. We expect to continue to be a smaller reporting company until the first quarter of 2027. As a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risks in the ordinary course, primarily including interest sensitivities. As of September 30, 2026 and December 31, 2025, we had cash, cash equivalents and marketable securities of $358.8 million and $390.9 million respectively. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Because of the short-term maturities of our cash, cash equivalents and marketable securities, we do not believe that an immediate 10% increase in interest rates would have any significant impact on the realized value of our investments. Accordingly, we do not believe we are exposed to material market risk with respect to our cash and cash equivalents.

Inflation Risk

Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the periods ended September 30, 2026 and 2025.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Financial Officer (our principal financial and accounting officer) and Chief Executive Officer (our principal executive officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our management’s evaluation (with the participation of our Chief Executive Officer and our Chief Financial Officer), as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

In addition, in May 2025, the administration published an executive order regarding most favored nation (“MFN”) drug pricing, which is sometimes referred to as international reference pricing. This executive order directs the Secretary of HHS to communicate MFN price targets to pharmaceutical manufacturers, and if significant progress towards MFN pricing is not delivered, to propose a rulemaking plan to implement MFN pricing. On December 23, 2025, CMS issued proposed regulations to establish, under the Center for Medicare and Medicaid Innovation, two mandatory MFN demonstration models under Medicare Parts B and D, respectively. In September 2026, CMS finalized the Part B model, the Global Benchmark for Efficient Drug Pricing (GLOBE) Model, which is scheduled to begin on January 1, 2027, and excludes drugs that have orphan drug designation and are approved only for the designated rare diseases or conditions. The Part D model has not yet been finalized. If the Part D model or other MFN pricing rules are finalized, they are likely to mandate reduced prices of at least some drugs in the United States, if they are also sold in comparator countries.

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

Numerous treatments for epilepsy exist, including 5-HT agonists, such as UCB’s Fintepla, cannabidiols, such as Jazz Pharmaceuticals’ Epidiolex, GABA receptor agonists, such as clobazam and stiripentol, and glutamate blockers, which is one of the mechanisms of action of topiramate. In addition, numerous compounds are in clinical development for treatment of epilepsy. We believe the clinical development pipeline includes cannabinoids, 5-HT release stimulants, potassium channel openers, and sodium channel agonists from a variety of companies. In addition to competition from these small molecule drugs, any products we may develop may also face competition from other types of therapies, such as gene therapy, gene editing, tRNA therapies, modified mRNA therapies or other ASO approaches. For example, two companies (Encoded Therapeutics and Ionis Pharmaceuticals) have started clinical testing of programs in Dravet syndrome that may address the underlying genetic cause of the disease.

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

We are a late-stage clinical company with a limited operating history on which to base your investment decision. Biotechnology product development is a highly speculative undertaking and involves a substantial degree of risk. Our operations to date have been limited primarily to organizing and staffing our company, business planning, raising capital, acquiring and developing product and technology rights, manufacturing, and conducting research and development activities for our product candidates. We have never generated any revenue from product sales. We have not obtained regulatory approvals for any of our product candidates, and have funded our operations to date through proceeds from sales of our preferred stock and common stock.

We have incurred net losses in each year since our inception. We had net losses of $73.6 million for the three months ended September 30, 2026 and $38.3 million for the three months ended September 30, 2025. We had a net loss of $185.3 million for the nine months ended September 30, 2026 and net income of $51.0 million for the nine months ended September 30, 2025. As of September 30, 2026, we had accumulated deficits of $683.0 million. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development programs and from sales, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future as we intend to continue to conduct research and development, clinical testing, regulatory compliance activities, manufacturing activities, and, if any of our product candidates is approved, sales and marketing activities that, together with anticipated sales, general and administrative expenses, will likely result in us incurring significant losses for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We will require substantial future capital in order to complete planned and future preclinical and clinical development for zorevunersen, STK-002 and other future product candidates, if any, and potentially commercialize these product candidates. Based on our current operating plan, we believe that our cash, cash equivalents, and marketable securities of approximately $358.8 million as of September 30, 2026, will fund operations into early 2028. We expect our spending levels to increase in connection with our preclinical studies and clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant expenses related to commercial launch, product sales, medical affairs, marketing, manufacturing and distribution. Furthermore, we incur significant costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our licensing activities, our research and development programs or other operations.

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

We are a “smaller reporting company,” meaning that our annual revenue is less than $100.0 million during the last completed fiscal year and the market value of our stock held by non-affiliates was less than $700.0 million as of the end of that fiscal year’s second fiscal quarter. We expect to be a smaller reporting company until the first quarter of 2027. As a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and smaller reporting companies have reduced disclosure obligations regarding executive compensation. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three months ended September 30, 2026, none of our directors or officers, as defined in Rule 16a-1(f), informed us of the adoption, modification or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name	Title	Action	Date	Rule 10b5-1*	Non Rule 10b5-1**	Total Shares to be Sold	Expiration Date(1)
Edward Kaye⁽²⁾	Former Director	Terminated	9/24/2026	X		470,874	05/31/2027

*Intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Act.

**Not intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Act.

(1) Except as indicated by footnote, each trading arrangement permitted or permits transactions through and including the earlier of (a) the completion of all purchases or sales or (b) the date listed in the table.

(2) On September 22, 2026, Edward Kaye notified the Company of his resignation from the board of directors of the Company, effective September 23, 2026.

Item 6. Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Exhibit Number	Description	Form	File No.	Exhibit Filing Date	Exhibit No.	Filed/Furnished Herewith
10.1	Lease Agreement, dated as of September 8, 2021, by and between Xenon Property, LLC and the Registrant, as amended to date.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X

104	Inline Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

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

STOKE THERAPEUTICS, INC.

Date: November 3, 2026	By:	/s/ Ian F. Smith
Ian F. Smith
Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2026	By:	/s/ Thomas E. Leggett
Thomas E. Leggett
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)